Form 10KSB
period 1995-12-31
CASH CAN INC
filed 1996-08-21
CIK 874758

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 or 13(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                         COMMISSION FILE NUMBER 0-19851

                             CASH CAN INCORPORATED
               (Exact name of registrant as specified in Charter)

                   DELAWARE                            75-2371682
        -------------------------------           ---------------------
        (State or Other Jurisdiction of              (I.R.S. Employer
        Incorporation or Organization)            Identification Number)

                           5020 Service Center Drive
                            San Antonio, Texas 78218
                    (Address of principal executive office)

               Registrant's telephone number, including area code
                                 (415) 564-4770

          Securities registered pursuant to Section 12(g) of the Act:

       (Title of each class)         (Name of each exchange on which registered)
       ---------------------                      ------------------
  Common Stock $.0001 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES       NO  X
                                              -----     -----
     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

   Issuer's revenue for the fiscal year ended December 31, 1995 was $40,000.

As of December 29, 1995, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3,565,226.

As of December 31, 1995, the Registrant had $8,446,356 shares of its common stock ("Common Stock"), $.0001 par value issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

ITEM 1.    BUSINESS

GENERAL

         The Company was incorporated as Market Investments, Inc. under the laws of the State of Delaware on March 18, 1991, with the purpose of merging with an ongoing business and/or to acquire a company. Effective December 31, 1992, Market Investments, Inc. exchanged 14,000,000 shares of previously unissued common stock for all of the outstanding common stock of Cash Can, Inc., a development-stage company. As part of the transaction, two holders of Market Investments, Inc. common stock returned an aggregate of 9,905,000 shares to Market Investments, Inc. For accounting purposes the acquisition has been treated as a recapitalization of Cash Can, Inc., with Cash Can, Inc. as the acquiror, and a subsequent issue of stock for cash (a reverse acquisition). Since Market Investments, Inc. was a public "shell" with no operations, this transaction has not been considered a business combination and, accordingly, no pro forma financial statements have been presented. The occurrence of the first financial activity of Cash Can, Inc., August 8, 1992 will be used as the inception date for the purpose of reporting results of operations for the Company. In April 1993, the Company changed its name to its present name Cash Can Incorporated. The Company also holds a wholly owned subsidiary, Aluminum Processing, Inc., which was formally known as Cash Can, Inc. which has been completely inactive since December 31, 1992.

         The Company is engaged in recycling and promotional marketing activities on a local, regional, national and intends eventually to do so at the international level. The Company's strategy is to bring quality products and services to the marketplace to provide consumers, merchants, manufacturers, and investors alike an opportunity to become involved in the recycling industry.

DESCRIPTION OF PRODUCT

         The Cash Can automated aluminum redemption center (the "Cash Can"), a patented device, is the Company's first product. Currently there are Cash Can units operating in the states of Georgia, Texas, Minnesota, Missouri and Florida, and the countries of Venezuela and Argentina. The Company retains a contract manufacturer, Alcat Inc., based in El Campo, Texas, to produce units. See " -- Manufacturing."

         The Cash Can is a large cylinder approximately 14 feet tall and eight feet in diameter, shaped and painted like a soft drink beverage can. The Company charges an advertising fee for displaying graphic brand depiction on each unit. The Cash Can accepts aluminum used beverage containers ("UBC's") from consumers, and returns cash based on the going exchange rate. The Cash Can may also be programmed to dispense coupons, tokens and other promotional items.

         The Cash Can's footprint (base) occupies ground area equivalent to one parking space. Its base spreads its weight evenly to avoid improvements to be made to the parking lot upon which it is placed.

         At waist level, on the front of the machine there is a recessed transaction panel which contains clear, visible instructions on how to operate the Cash Can. At the top of the panel, a lighted electrical display ("LED") board scrolls further information for use of the machine, as well as other appropriate advertising messages. Below the instruction panel, there is a recessed stainless steel basin in which a large bag of aluminum cans is placed. When the first can is placed in the deposit slot, an optical sensor triggers the machine into action. No buttons or switches need to be operated making for simple operations without mechanical tripping devices to malfunction. The stainless steel basin is drained with a removable grill for fast and easy cleaning.

         Management believes the machine is vandal and burglar resistant; the exterior is fabricated from 3/16 inch plate steel, and the access door includes a continuous hinge, a three point locking system, as well as a dead-bolt. The interior workings of the Cash Can are comprised of standard conveyor systems, motors, and blowers which are readily available nationwide. No special knowledge of high-tech machinery is needed by an operator. The machine's sturdy construction results in long-life and minimal on-going maintenance other than regular cleaning.

         The machine's size allows for a large storage compartment, which holds 30,000 UBC's or 1,100 pounds of aluminum, preventing the need for daily servicing of the machine and thereby reducing service expenses. Furthermore, the large internal size allows for easy access to all internal components, so maintenance may be performed quickly. The overhead UBC storage compartment can easily and quickly be unloaded through a simple gravity chute into a trailer or other hauling device.

         The Cash Can has the capability to be monitored through the computer system via modem uplink. A servicer/operator can remotely monitor such functions as the number of transactions since the last servicing, the number of cans in storage, the amount of coins paid out, mechanical interruptions, average number of transactions, total number of cans ever recycled and other reports. To access the Cash Can computer system, an operator may utilize the system's host software on an office personal computer ("PC") and can then review the performance of a machine or to poll several units.

         A typical recycling transaction involves a customer emptying a bag of aluminum cans into the exterior UBC basin of the Cash Can. As the customer feeds the first can into the deposit slot at the corner of the basin, the first can trips an optic switch inside the deposit slot. The UBC stream is transported through the system primarily by air after it leaves the initial conveyor which sorts out steel or tin cans with a magnetic system. Weighted cans or other items too heavy to be carried by the air stream are rejected. This includes metal cans missed by the magnetic system and plastic or glass beverage containers. Light weight trash, such as paper and leaves are removed by an air classification process and dropped into an internal receptacle. The Cash Can operates quietly and does not disturb neighboring businesses or residents.

         The machine processes approximately 120 cans per minute. After the customer has completed depositing the last can, cash is dispensed based on a posted per can basis into a coin bin. Additionally, the customer receives a receipt which details the date and time of transaction, number of cans recycled, amount paid for cans, and a thank you message. The receipt may also contain several discount coupons which the customer may use for a various discounts on purchased merchandise. The Company charges a fee to the advertising entity to dispense coupons.

         The Cash Can can also be programmed to dispense a voucher instead of cash which can be redeemed inside the store where the machine is located for credit on a purchase. This is the typical system in states which have enacted bottle redemption legislation ("Bottle Bill States"). (Currently, there are nine states that have "bottle bills": Connecticut, Delaware, Iowa, Maine, Massachusetts, Michigan, New York, Oregon and Vermont. Additionally, California has passed legislation that is similar to a bottle bill, and Florida has implemented an advance disposal fee on containers that are recycled at a rate of less than 50 percent.) Should the machine's coin dispenser run out of money or jam, an I.O.U. receipt will be printed with instructions on who to call for a refund or to report a service interruption.

         The new management of the Company has developed a design for a second generation reverse vending machine which is approximately eight feet by five feet in dimensions as compared to the much larger size of its first generation units. There will also be an approximately 14 feet by eight feet version, and the new design calls for a machine that will be built primarily out of fiberglass instead of metal and will come in two sections so that it is easier to assemble and move. The Company is negotiating with Pacific Atlantic Group ("PAG") to finance the construction of a plant in Mexico to manufacture these units. There can be no assurance that such negotiations will result in a final contract or that such contract will be upon favorable terms to the Company.

         As of February, 1996, the new management representing the Company is also involved in negotiations with PAG to provide financing for the construction of additional reverse vending machines ("RV"). The construction would occur in Argentina where PAG would build and own a manufacturing plant and would be in charge of selling the RV machines to local customers under an arrangement whereby the Company would receive a royalty of approximately $2,000-$3,000 per unit plus a to be negotiated percentage of advertising income derived from advertising placed on the units. There can be no assurance that these negotiations will result in a binding contract or that such contract will be upon the terms described herein.


RESEARCH AND DEVELOPMENT

         All mechanical functions of the Cash Can are controlled by a computer system. All timing, printing functions, mechanical control switching and sequencing, monitoring, sensing, and data base functions are regulated and adjusted via the control computer. The Cash Can's on-site computer controller can be accessed by a remote computer via modem uplink. This allows for central monitoring and control of an extended system of Cash Cans. Constant polling of installments by a central computer allows an operator to keep track of daily performance and supplies management reporting functions. Should a machine malfunction, approach capacity in its storage bin or empty its coin dispenser, the on-site computer can alert a central off-site computer.

         The Company intends to perform research and development ("R&D") work to enhance the reporting, trouble shooting sensory, database, and graphics capabilities of the controlling computer system. The performance reporting upgrades will allow the operator to closely monitor functions, such as electricity amperage usage to determine probable failure of any motor or power driven mechanical part. The machine will be programmed to self trouble shoot and call the operator's office to report malfunction or anticipated malfunctions, coin dispensing problems or to report that the machine is full of UBC's and should be emptied. Conversely, the information reported to the operator's office can be used to schedule the most efficient service route of several machines on a daily basis utilizing a linear programming technique.

         The Company also intends to focus future R&D efforts on revenue producing enhancements including a database system with bar code reading capabilities which will allow the Company to enter Bottle Bill States where a per container handling fee is paid to redeemers upon redemption. The Company also intends to evaluate several techniques to download and store graphic images into the Cash Can computer. This will allow the machine to print coupons upon demand and to display a video advertisement message to recyclers via monitor on the face panel of the machine. The computer technology currently utilized in the Cash Can is essentially an application of established and proven technology. The Company intends to research the optimal methods of implementing such technology in the future.

         The Company spent approximately $71,000 on research and development in the year ended December 31, 1994 and approximately $30,000 in the year ended December 31, 1995. Customers have not and will not directly bear the expense for research and development expenditures.

SALES AND MARKETING

         The Company functions as a consumer marketing and automated aluminum redemption center service company. As the marketer and distributor of the Cash Can device, the Company promotes and sells the patented revending machine to entrepreneurs seeking investment opportunities. The Company intends to effect this plan on an "area development" basis. The Company intends to supply support to its owner/operators, including up-front training, ongoing support in the form of constant system monitoring, on-site maintenance services as required, and aluminum brokering and purchasing. The Company will manage an ongoing promotional campaign to raise consumer awareness of recycling and the machines themselves. Additionally, the Company will actively pursue advertisers to use the marketing capacity of the device, both the exterior facade, which functions as a billboard, and the interior couponing apparatus.

SALES

         Sales of the Cash Can device and service to qualified operators on an area development basis is an essential part of the Company's strategy. It provides several functions to the overall corporate development scheme:

         Financing. With entrepreneurs/operators required to purchase the machines. The Company does not have to raise significant capital to fund device roll-out.

         Qualified Operators. Management believes that area development investments attract highly motivated people who tend to have some business sense and a prime motivating factor resulting from their own capital being at risk in the project.

         Rapid Roll-out Ability. As a result of the above two points, Management believes that it will be able to perform an effective roll-out in a relatively short time frame.

         Revenues. The Company will be entitled to a percentage of gross revenues from aluminum sales and coupon revenues from operators. Depending upon the arrangement, the Company will also gain revenues from the sale of other services such as management contracts and advertising.

         An essential part of the area development process is targeting purchasers who will enter into this arrangement with the Company. The Company intends to sell the Cash Cans to the following types of operators.

         Individual Operators. Management believes that there exists an increasing pool of middle-management entrepreneurs who desire active investment opportunities and can offer franchise support to the Company's sales effort. The Cash Can concept is a relatively low labor-intensive opportunity for such persons.

         Area Development. Entering into area development agreements with qualified operators will allow the Company to expand rapidly into targeted markets. Area development involves entering into a territory agreement with an individual or company which then seeks investors to participate in developing that market or area. The operating person or company is allowed to saturate that market with a suitable number of units, depending on demographics, under a defined performance schedule.

         Institutional Sponsors/Operators. Management believes that there exists a contingent of government and corporate investors which should have an interest for the Cash Can product. This includes beverage companies, grocery chains, and local governmental agencies looking for a community-based recycling program.

MARKETING

         The Company's marketing campaign is designed to build market awareness of the Cash Can product, and thereby create a leverageable trademark and concept support. Management intends to accomplish such awareness through a four-tiered promotion campaign.

         Product Sales Promotion. The Company will promote its product through many appropriate trade journals and investor publications. In the future, the Company may also resell or coop advertising to local owner/operators to promote UBC volume with public awareness.

         Consumer Awareness Promotion. Management believes that the Company's success is dependent upon creating a public awareness of the function of the Cash Can. Since recycling is a common practice, Cash Can must promote the convenient locations and benefits of recycling at Cash Can units. The Company anticipates interacting with a number of programs and civic groups which promote and participate in recycling and environmental activities.

         Merchant and Manufacturer Promotion. The Company intends to pursue national and regional advertisers on behalf of the Company owner/operators. This includes approaching soft drink manufacturers with potential sponsorship opportunities as well as regional and national retail chains and national product manufacturers. It will be the owner/operator's responsibility to obtain local advertisers.

         Location Procurement. Part of the Company's promotion campaign will include marketing the benefits of the Cash Can device to potential prime locations. This is important to gain access to key supermarket chains and other potential installation points, including shopping malls and college campuses.

MANUFACTURING

         The Company has established a final assembly and manufacturing operation in San Antonio, Texas. The 7,600 square foot plant has the capacity to produce 25 - 30 Cash Can units per month. The Company has also contracted with Alcat Inc., a manufacturing company in El Campo, Texas to produce units. PAG has produced and will produce all the fiberglass units. The Company utilizes an abundance of area vendors to produce sub-assemblies which are installed by the Company into the Cash Cans. The Company also finishes and paints the unit shells.

AVAILABILITY OF RAW MATERIALS

         The component materials that are fabricated and assembled into the Cash Can units are purchased from vendors. While several key components must be fabricated to exact specifications for the Cash Can units to function properly, the techniques utilized are not unique. This allows for ease of outsourcing and soliciting competitive bids for these components. Principal suppliers of components are: Imperial Tank Co., San Antonio, Texas; Ernest Plant Metal Products, Seguin, Texas; Summers Electric Supply, San Antonio, Texas and Gladwin Paint Co., San Antonio, Texas.. Given adequate lead times, the Company does not expect any problems with availability of component materials in either the near or long term.

         The Company has been involved in discussions with PAG regarding manufacturing and assembly of Cash Can units to meet anticipated future orders for units. Management is exploring two options, expanding current manufacturing and assembly capacity and/or contract manufacturing and assembly. The Company is negotiating with PAG to finance the construction of a plant in Mexico to manufacture these units. There can be no assurance that such negotiations will result in a final contract or that such contract will be upon favorable terms to the Company. The Company has no plans to abandon current manufacturing capabilities and does not wish to rely solely on outside manufacturing vendors.

COMPETITION

         All aspects of the recycling business are highly competitive. While the Company believes that it is marketing an uncommon product in the recycling business, the viability of the Company's business is subject to numerous competitive factors which include, among other things, price, reliability, and market acceptance.

         The market for aluminum UBC's is strong and well defined. The success of recycling aluminum UBC's is largely responsible for the popularity of the aluminum beverage can as a low cost container for beverage bottlers. An alternative to the traditional manned buy back center is the RV machine. The RV machine provides increased marketing opportunities as well as labor savings.

         RV machines have been in operation since the early 1980's. In addition to aluminum cans, RV machines have been designed to accept plastic and glass beverage containers. Envipco is the largest United States distributor with over 4,000 RV machines that recover aluminum, glass and plastic. Tomra primarily markets RV machines in Europe where more than 30,000 machines are in operation. The majority of the 7,700 RV machines in operation in the United States are located in the ten Bottle Bill States where retailers are forced to buy back beverage containers for deposits.

CUSTOMERS

         The Company has 2 customers worldwide. American Recycling, Inc. accounted for all of the Company's sales during the year ended December 31, 1995.

PROPRIETARY MARKS

         The Company has successfully acquired the assignment of the trademark "Cash Can" from Recycle Technologies, Inc. of Billings, Montana. The Company was granted trademark registration for its name "Cash Can Incorporated" and its logo in January 1994.

PATENTS

         The Company acquired an agreement for patent assignment in April 1993 from the original holder and inventor. United States Letters Patent No. 4,989,507 (hereinafter referred to as the "Cash Can Patent") was granted on February 5, 1991 to Gadar Industries, Inc. of Forest Lake, Minnesota and was assigned to Cash Can Incorporated by Gadar Industries. This assignment was recorded in the U.S. Patent and Trademark Office in February of 1994.

GOVERNMENT REGULATIONS

         The possibility of governmental regulations exist at the national, state and local levels. Management believes that the national and state regulations which will affect operations of the Company will focus on deposit or bottle bill laws requiring deposits to be placed on the sale and redemption of beverage containers. Congressional discussions have been held in the past 30 months regarding a national deposit law. Management believes the Company will benefit considerably if such a law is enacted. At the local level, certain civic zoning laws regarding recycling centers, RV machines and signage ordinances may affect operations of the Company both negatively and positively.

         Government regulations that affect the aluminum industry and/or the business of operating a Cash Can may exist at the federal, state and municipal levels, and vary from market to market.

         Nine states currently have bottle bills that require beverage container deposits. California has passed legislation similar to a bottle bill and Florida has a one-cent advance disposal fee on individual cans, bottles, jars and beverage containers made of materials which are recycled at a rate of less than 50 percent. Congressional discussions have been held in the past 30 months regarding a national deposit law, as well as federally mandated recycling levels that may be met by whatever means each state determines. Management believes the Company would benefit from such federal action.

         Each state has its own standard of weights and measures to insure protection of consumers and business. Some states may require testing to insure the Cash Can units are compensating consumers for counted cans in accordance with state regulations. At the municipal level, zoning laws may restrict placement of recycling centers and RV machines.

EMPLOYEES

         At December 31, 1995, the Company employed ten full time individuals. Of that, seven were employed in management and administration and three were employed as field and manufacturing personnel. The Company expects to hire additional employees in order to accomplish its marketing strategy as needed. None of the Company's employees are covered by collective bargaining agreements. The Company believes the relations with its employees to be satisfactory.

ITEM 2.    PROPERTIES

         The Company's principal executive offices are located at 5020 Service Center Drive, San Antonio, Texas 78218. The Company leases approximately 7,500 square feet of executive office space and warehouse space pursuant to a lease which expired May 31, 1996. Annual rental payments were approximately $1,800 per month plus certain escalations for occupancy expenses.


ITEM 3.    LEGAL PROCEEDINGS

         On March 12, 1996, a civil action was filed in the United States District Court for the Southern District of Ohio, Eastern Division, Aries Aluminum Corporations vs. Jon Jeffery King, et al., case number C2-96-0266. That action was instituted by a stockholder of the Company and alleges violations of the Racketeer Influenced and Corrupt Organization Act ("RICO"), 18 USC section 1961, et seq., against 44 persons and organizations.

         The Company was named as a defendant in that action, but no damages were sought from the Company. The Company was treated as a victim of actions perpetrated by the other 44 defendants, and the only remedy sought against Company was information and documents. The Company has made information and documents available to the plaintiff in that action. On April 5, 1996, the Company was dismissed as a party to that action.

         The complaint alleges that Jon Jeffery King, who does not appear on the Company's records as an officer, director or shareholder, controlled the Company through relatives; a consultant to the Company, EDP Capital Group, Ltd., and various other persons and entities. Relatives named in the complaint include (1) Jon King's son, Michael J. King, a former President, Chief Executive Officer and Chairman of the Company; (2) Jon King's stepson, Joseph J. King, a college student, who is the sole owner of EDP Capital Group, Ltd.; (3) Jon King's sister in law, Elizabeth W. Ward Moore, formerly the Corporate Secretary of the Company; and (4) her husband, Eddie E. Moore, a former President and Chief Executive Officer of the Company. Some of the many other persons named in that complaint include Roger Lund, a major stockholder of the Company, former Director and consultant (Jupiter Capital Corp.); and Herbert Carver, a former director and Chief Financial Officer of the Company.

         An area developer, i.e. former agent of the Company who has an exclusive territorial concession from the Company in Florida and who is doing business under the name Cash Can of Florida, has failed to purchase the minimum number of units required in order to maintain his exclusivity. The Company intends to terminate the agency relationship and anticipates the possibility of litigation as a result.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock is traded in the over-the-counter market and is included in the Nasdaq Electronic Bulletin Board Market under the symbol "CSHC". The following table sets forth for the quarters indicated the high and low closing bid prices per share of Common Stock as reported by the Nasdaq Electronic Bulletin Board. Prices represent inter-dealer quotations, without adjustment for retail mark-ups, mark-downs, or commissions and may not necessarily reflect actual transactions.


1995                                                   HIGH             LOW
- ----                                                   ----             ---

First Quarter                                         $0-6/8          $0-4/8

Second Quarter                                        $1-1/4          $1-1/4

Third Quarter                                         $0-27/32        $0-19/32

Fourth Quarter                                        $0-13/16        $0-31/64

1996
- ----

First Quarter                                         $0-25/100       $0-21/100


- -------------------------------
*  Information prior to January 31, 1995 is not available.

         The 8,446,365 shares of Common Stock outstanding as of December 31, 1995 were held by approximately 513 record holders, who management believes held for in excess of 500 beneficial holders.

DIVIDEND POLICY

         The Company has never paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. Instead, the Company intends to retain any earnings to provide funds for use in its business.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL.

         In February 1993 the Company entered into an exclusive license agreement with Recycle Technologies, Inc. (RTI) of Billings, Montana, the patent licensee of a device known as "Collector of Empty, Used Recyclable Beverage Cans" covered by United States Patent No. 4,989,507 (the "Cash

Can"). Under the terms of the agreement RTI granted the Company the exclusive nontransferable right and license to market and sell the Cash Can device throughout North America. However, the Company decided it would be better to own the patent directly and manufacture the Cash Can units rather than pay royalties through the license agreement. Accordingly, during 1993 the Company acquired the patent for the manufacture of the Cash Can device from Gadar Industries, Inc. In exchange for the patent, the Company issued 100,000 shares of common stock. The preferred shares and the patent were recorded at the par value of the preferred shares of $100, which approximates fair market value. The preferred stock is redeemable by the Company at any time or may be converted by the holder into one share of common stock for each two shares of preferred stock held; however, redemption is mandatory at the end of seven years. Accretion of the redemption value of the preferred shares of $1,000,000 is provided for on a straightline basis over the seven year redemption period. Total accretion for 1993 is $107,143 and for 1994 and 1995 $142,856 respectively. The Company also entered into an agreement to purchase consulting services from Bill Rhoades, the president of Gadar Industries, Inc. The terms of the agreement provide for payments of $3,000 per month over a 24 month period and payments of $5,000 over a subsequent 60 month period. Total payments $255,000 remaining at December 1995, are recorded as deferred expense and consulting fees payable. In connection with the acquisition of the patent for production of Cash Can units, the Company also canceled its license agreement with Recycle Technologies, Inc. and acquired related trademarks and trade secrets from Recycle Technologies, Inc. in exchange for 425,000 shares of common stock. These assets have been valued at $200 and are recorded in intangible assets.

         Deferred revenue at December 31, 1995 consisted of $0 in territory deposits for the rights to operate a Cash Can aluminum redemption center(s) and $200,000 in deposits on the purchase of individual Cash Can units compared to the year ended December 31, 1994 deferred revenues of $40,000 for territory deposits and $225,000 in deposits on the purchase of the individual units. During year ended December 31, 1994, the Company restructured its sales program to replace the franchise program which was the initial marketing focus of the Company. The Company now utilizes an area development format which better serves marketing and sales goals.

         Cash Can recognizes sales upon placement of units in their respective permanent location. The Company receives a deposit on orders upon execution of an area development agreement. The revenue from deposits is recognized when the unit is placed into service or delivered to a buyers designated site. It is held as unearned revenue until such time. The Company also requires a deposit on each Cash Can unit ordered at the time of execution of the area development documents. These deposits are also held as unearned or deferred revenue until being recognized at the placement into service of each respective unit. The Company recognizes sales from inventory on a first in first out basis. General and administrative cost are charged in the period which they occur.

RESULTS OF OPERATIONS.

         From inception (August 8, 1992) until December 31, 1995, the Company generated $1,303,180 in total revenues. Total revenue for the year ended December 31, 1995 was $40,000 from the placement of one unit, with a gross profit of ($30,810) and total net operating expenses of $1,176,306 with total net loss from operations of $1,207,116. Significant expenses for the year ended December 31, 1995 include non-cash transactions, consulting and professional fees, and general and administrative expenses. Other significant transactions for the year ended December 31, 1995 include an advertising credits impairment of $2,500,000 and a loss on investment resulting from a exchange of common stock of $577,500. These accounts were expenses for the period to write off the appropriate balance sheet account. These balances are being held in reserve for possible collection and/or recovery of assets. Total revenue for the year ended December 31, 1994 was $1,238,180 with a gross profit of $508,373 and total net expenses of $1,499,670. Expenses, since inception, were primarily comprised of consulting and professional fees as well as employee salary expense. For the year ended December 31, 1995, the Company has a net loss of $4,299,503 comprising a net loss per share of ($.70) on a weighted average shares outstanding of 6,340,422. For the period of inception through December 31, 1995, the Company has a net loss of $6,548,998 comprising a net loss per share of ($1.59) on a weighted average of 4,368,526 shares outstanding. This is net of preferred stock accretion of $142,356 for the years ended December 31, 1994 and 1995 and $392,855 for the period since the Company's inception through December 31, 1995.

         During the year ended December 31, 1994, the Company placed 32 units into operation which resulted in net revenue of $1,238,180, with a net loss for the year ended December 31, 1994 of $937,199. During the year ended December 31, 1994, the Company was still developing the Cash Can System. The Company also established a manufacturing and final assembly operation. Deferred revenue at December 31, 1995 was $200,000 which represents deposit payments made on Cash Can units. There are no assurances that these liabilities may be realized as sales. During the year ended December 31, 1994, the Company restructured its sales program to replace the initial franchise program. The Company now intends to utilize either an area development sales format or enter into joint ventures with selected operators.

         The Company had an accounts receivable balance from EDP, a related party, of $21,141 which is held in reserve until the likelihood of collection is determined. Similarly, an accounts receivable trade balance of $88,480 and a note receivable trade balance of $105,000 are being held in reserve pending the determination of the likelihood of collection with the current assumption that these accounts are not collectable therefore justifying a reduction in the appropriate balance sheet account. Other balance sheet accounts which were reduced include a $2,500,000 reduction in prepaid advertising expenses credits and a reduction of investment in restricted common stock at cost. The Company's management believes that it was deceived in the purchase of advertising credits in exchange for stock and will attempt to recover their assets. The investment in restricted common stock balance is being held in reserve until such time that a valuation, if any, can be determined by reliable methods.

         During substantially all of the year ended December 31, 1995, the Company relied upon a contract manufacturer for the production, research and development of Cash Can units. While the contractor held inventories to be sold to the Company, the Company also held inventory levels comprised of assorted components and applied overhead production expenses. It was determined that these component inventory levels were substantially obsolete due to design changes and that all remaining applied overhead held against inventory balances be applied for the period ended December 31, 1995.

         Also, during the year ended December 31, 1995 certain liability accounts were reduced. This includes a reduction of accounts payable trade of 123,775 reflecting invoices that were from the years ended December 31, 1993 and 1994. Due to the recent financial condition of the Company, it was determined that it was unlikely that payment would be made and that it was also unlikely that legal action would result to the Company from these vendors. Another reduction was to accrued salaries payable to certain employees and members of management. The reduction in accrued salaries payable totalled $339,944.

LIQUIDITY AND CAPITAL RESOURCES.

         During the majority of the year ended December 31, 1995, the Company experienced severe cash flow difficulties. Many vendors, key personnel management and other obligations of the Company went substantially unpaid during this period. Subsequent to 1995 a new management team as well as a new board of directors was installed. This new team is currently re-aligning the operating systems and strategies of the Company.

         LIQUIDITY

         At December 31, 1995, several key components and account balances on the Company's financial statements had been restructured to reflect the conservative approach of the new management team. Any account viewed as doubtful or stating a balance which may potentially be viewed as doubtful was held in reserve. In those account balances listed in the financial statements of which the expectation of performance or direct results of payment to the Company was determined to be less than likely to occur, the appropriate account balance was held in reserve and subsequently reduced as an asset, liability and/or equity balance. While these account balances are minimally reflected in the financial statements or with a zero balance, appropriate action will be taken by the Company including possible litigation in an attempt to recover assets or other consideration for the Company.

         On February 26, 1996, the Board of Directors appointed a new president, CEO and chairman to fill recent vacancies in those positions. Also at that meeting, the Board of Directors adopted a resolution stating that all current and past contracts of the Company, in particular, consulting contracts and contracts exchanged for common stock, must be reviewed for content and investigated for performance. Contracts from which receipt of due consideration to the Company was lacking or absent were to be negated and common stock issued in connection with any such contracts was to be recovered by the Company.

         It is management's intention to restore the Company to normal operating capacity in the near term. Management is taking appropriate steps to reduce business and financial risk to the Company during the restructuring process. While there can be no assurances that management can restore the Company to normal operating capacity, management believes that business prospects are strong and that key business alliances will be forged, allowing the Company to emerge from this process, stronger than it has previously been.

         The Company's continued existence is dependent upon its ability to generate cash flow internally and through possible external sources by obtaining debt and/or equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on a limited cash flow from intended and related party sources.

         The Company intends to cover short-term cash needs through sales and license agreements, if any, of its product and possibly through private placement(s) of its securities.

         The use of license, sales, marketing, and manufacturing agreements will allow the Company to progress with its operating plan and mission statement with a reduced level of business risk. The Company may also enter into joint venture agreements and may benefit from the financial and/or technical strengths and abilities of its contractual partners and associations. This will further allow the Company to progress towards goals in a swifter fashion than would occur by merely relying upon its own internal resources.

         Net cash flows from financing activities totalled $606,510 for the year ended December 31, 1995 compared to $832,425 for the year ended December 31, 1994 and $2,535,724 for the period from inception to December 31, 1995. The Company secured proceeds from short term borrowing for the period of $50,000. The Company also had cash sales of original issue Common Stock during 1993 totalling $44,327, $413,619 during the year ended December 31, 1994 and $305,512 during the year ended December 31, 1995.

         In March 1993, the Board of Directors recognized a need to adjust the capital structure of the Company to become more equitable to the public shareholders. Certain major shareholders were asked to surrender for cancellation a substantial percentage of their Common Stock, as consideration, 530,000 common stock shares underlying currently exercisable warrants, exercisable at $0.25, were issued to the shareholders who surrendered their stock. Therefore, 12,833,331 shares were surrendered and cancelled leaving, immediately after the cancellation, 2,261,669 common stock shares issued and outstanding.

         On March 8, 1993, the Board of Directors authorized a 3 for 1 split of the Company's Common Stock issued and outstanding. The Company believed this action would improve the marketability of its Common Stock in the public market and thus improve the Company's ability to obtain capital when necessary. As of that date, the Company had 6,785,007 Common Stock shares issued and outstanding. Other subsequent issuances of Common Stock shares on March 8, 1993 and April 12, 1993 resulted in 7,550,007 shares issued and outstanding on December 31, 1993.

         On July 28, 1994, the Company's Board of Directors declared a 1 for 2 reverse stock split, effective August 1, 1994 under the advice of investment bankers. Accordingly, the average number of shares outstanding, per share amounts, and stock warrant data have been restated for all periods prior to the stock splits. As of December 31, 1994, there were 5,468,539 common shares outstanding. During the year ended December 31, 1994, the Company issued 1,113,536 shares of common stock for paid in capital credits of $7,061,845 consisting of $413,619 in cash, $85,000 in consulting services, reduction of debt totalling $1,196,226, investments in unrelated party common stock of $577,500, notes receivable of $2,289,500 and for prepaid television advertising of $2,500,000. Also, the Company exercised 580,000 warrants underlying common stock issued during the formation of the Company for $290,000 in notes receivable.

         As of December 31, 1995, the Company had 8,446,356 common stock shares outstanding. An increase of 2,977,817 shares outstanding during the year. During the year ended December 31, 1995, 90,000 shares were issued to eliminate $84,150 in outstanding notes and interest. Common Stock shares issued for consulting services include 295,000 in exchange for $42,500 in services and related to an S-8 registration, 544,000 shares were issued in exchange for $337,280 in consulting services. $305,512 in operating capital was raised through the issuance of 685,437 common shares. Additionally, 350,000 shares were issued to employees in exchange for past due wages and salaries totalling $35,000 and 300,000 shares underlying warrants exercised were issued.

         The Company does not have any line of credit or other financing arrangement with any financial institutions. Beyond December 31, 1995, without additional sales, the Company expects that additional capital will be in the form of debt or equity investment from shareholders or venture capital investors. As such, the Company's sources of external financing are limited. Historically, the Company has relied upon shareholders or venture capital investors to fund business operations. Management believes that it will rely upon these individuals or entities for future working capital. Failure to obtain these additional working capital funds could adversely affect the Company's liquidity in the foreseeable future. The Company has no long term commitments for capital expenditures. The Company expects consultant and professional fees to be a significant item of expense for the foreseeable future. As management continues to gain expertise on the broad range of issues it must confront in developing the business, consultant fees will be reduced to an occasional expenditure. As of December 31, 1995, the Company had $200,000 in unearned revenue from deposits for Cash Can sales. Recognition of revenue from these deposits is contingent on the negotiation of agreements for suitable operating sites and in some instances, securing suitable financing for purchasing customers.

         As of December 31, 1995, the Company had incurred judgments payable totalling $65,000 in principal and $12,136 in interest payable plus attorneys and filing fees to a shareholder. Jacko and Nancy Garrett on a note payable. The note payable originally totalled $85,000 and was due June 18, 1995. Additionally the Company is in default on $50,000 note payable to Presto Leasing due October 1, 1995 with interest payable of $1,250 during the year ended December 31, 1995. Further, the Company has a judgment payable to a Vendor, Schmidt Electric Company totalling $3,937 for services.

         The Company's continued existence is dependent upon its ability to generate cash flow internally and through external sources by obtaining debt and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow from internal and related party sources.

INFLATION.

         The Company does not believe that inflation will have a significant effect upon the Company's operation.

OPERATING LOSS CARRY FORWARDS.

         The Company had net operating loss carry forwards for the period of inception to December 31, 1994 of $2,249,000 resulting in a deferred tax asset of $765,000 for the same period. At December 31, 1995 the cumulative loss to date for tax purposes is approximately $6,500,000 resulting in a deferred tax asset available of $2,226,000.

ITEM 7.  FINANCIAL STATEMENTS

                                    Contents



Independent Auditor's Report . . . . . . . . . . . . . . . .    17

Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . 18-19

Statement of Operations . . . . . . . . . . . . . . . . . .    20

Statement of Stockholders' Equity (Deficit) . . . . . . . .    21

Statement of Cash Flows  . . . . . . . . . . . . . . . . . . 22-24

Notes to Financial Statements  . . . . . . . . . . . . . . . 25-36

                     [TURNER, STONE & COMPANY LETTERHEAD]



                          Independent Auditor's Report


The Board of Directors
Cash Can Incorporated
San Francisco, California


We have audited the accompanying balance sheets of Cash Can Incorporated (a development stage company) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period August 8, 1992 (inception) through December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cash Can Incorporated (a development stage company) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the above referenced periods in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ TURNER, STONE & COMPANY, LLP


TURNER, STONE & COMPANY, LLP
Certified Public Accountants
August 9, 1996

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                                 Balance Sheets
                    December 31, 1995 and December 31, 1994





                                     Assets


                                                                   1995               1994
                                                              ----------         ----------
Current assets:
    Cash                                                      $   4,757          $   3,605
    Accounts receivable, trade, net of $88,480 and $0
        allowance, respectively                                       0            237,750
    Advances to EDP, net of $21,141 and $0
        allowance, respectively                                       0             82,760
    Advances to employees                                         8,760                291
    Inventory                                                         0            157,903
    Prepaid advertising cost (note 5)                                 0            750,000
    Accrued interest receivable                                       0              1,575
    Deposits                                                      5,625             20,031
    Deferred consulting (note 8)                                 36,000             36,000
                                                              ----------        -----------
          Total current assets                                   55,142          1,289,915
                                                              ----------        -----------

Property and equipment, at cost, net of
    $36,606 and $20,221 of accumulated
    depreciation, respectively                                   25,732             42,117
                                                              ----------        -----------

Other Assets:
    Notes receivable, trade, net of $105,000 and $0
        allowance, respectively (note 3)                              0             90,000
    Investment in restricted common stock,
      at cost (note 4)                                                0            577,500
    Organizational costs, net of accumulated
      amortization of 3,075 and 2,050, respectively               2,052              3,077
    Prepaid advertising cost (note 5)                                 0          1,750,000
    Deferred consulting (note 8)                                219,000            273,000
    Security deposits                                                 0              1,875
    Intangible assets                                               300                300
                                                              ----------        -----------
                                                                221,352          2,695,752
                                                              ----------        -----------
                                                              $ 302,226         $4,027,784
                                                              ==========        ===========


      The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                                 Balance Sheets
                    December 31, 1995 and December 31, 1994




                 Liabilities and Stockholders' Equity (Deficit)


                                                                   1995               1994
                                                              ----------         ----------
Current liabilities:
    Accounts payable, trade                                   $  74,419          $ 216,922
    Advances from EDP (note 11)                                       0             16,515
    Withholding taxes payable                                     3,484             31,303
    Accrued interest payable                                     13,386              7,650
    Accrued expenses                                             79,400            135,288
    Accrued salaries payable                                     53,162            225,438
    Notes payable, stockholder (note 11)                        115,000            160,491
    Consulting fees payable (note 8)                            144,000             66,000
                                                             -----------        -----------
          Total current liabilities                             482,851            859,607
                                                             -----------        -----------
Consulting fees payable,
    net of current portion (note 8)                             195,000            264,000
                                                             -----------        -----------

Commitments and contingencies                                          -                  -

Deferred revenue (note 6)                                       200,000            265,000
                                                             -----------        -----------

Preferred stock, redeemable, $.0001 par value                   392,855            249,999
                                                             -----------        -----------
1,000,000 shares authorized, 100,000 shares issued &
  outstanding

Stockholders' equity (deficit):
    Common shares
    30,000,000 authorized; $ .0001 par value; 8,446,356 and
    5,468,539 shares issued & outstanding, respectively             844                546
    Paid in capital in excess of par                          7,868,900          6,976,143
    Notes receivable, common stock (note 3)                  (2,289,226)        (2,338,016)
    Deficit accumulated during development stage             (6,548,998)        (2,249,495)
                                                             -----------        -----------
                                                               (968,480)         2,389,178
                                                             -----------        -----------
                                                             $  302,226         $4,027,784
                                                             ===========        ===========




   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Operations
              Years Ended December 31, 1995 and December 31, 1994
        And Period August 8, 1992 (inception) Through December 31, 1995





                                                                                         Inception
                                                                                          Through
                                                    1995             1994              Dec. 31, 1995
                                                 ----------       -----------          -------------
Sales                                          $    40,000         $1,238,180            $ 1,303,180

Cost of goods sold                                  70,810            729,807                821,686
                                               ------------        -----------           -----------


Gross profit                                       (30,810)           508,373                481,494
                                               ------------        -----------           -----------

Operating Expenses:

Salaries, benefits, & P/R taxes                    135,317            642,765              1,216,501
Rent                                                48,343            119,900                263,442
Consulting & professional fees                     459,816            404,987              1,296,924
Selling & promotion                                 17,565             89,800                188,177
Depreciation                                        16,385             11,794                 36,606
General & administrative                           497,855            210,813                968,380
Amortization                                         1,025              1,025                 39,075
                                               ------------        -----------           -----------
                                                 1,176,306          1,481,084              4,009,105
                                               ------------        -----------           -----------

(Loss) from operations                          (1,207,116)          (972,711)            (3,527,611)

Other income (expenses):

Interest income                                          0             50,365                141,499
Advertising income                                       0              3,733                  4,007

Advertising credits impairment (note 5)         (2,500,000)                 0             (2,500,000)
Loss on investment (note 4)                       (577,500)                 0               (577,500)
Interest expense                                   (14,887)           (18,586)               (52,259)
                                               ------------        -----------           -----------


Net loss                                       $(4,299,503)        $ (937,199)           $(6,548,998)
                                               ============        ===========           ===========


Net loss per share                                  ($0.70)            ($0.17)                ($1.59)




   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
        For Period From August 8, 1992 (Inception) to December 31, 1995




                                                                                                        Deficit
                                                                                                      Accumulated
                                                                                                      During the
                                                      Common stock       Paid in    Paid in Capital   Development
                                                   Shares      Amount    Capital    Notes Receivable     Stage
                                                ------------  --------  ---------   ----------------  -----------
BALANCE AT AUG. 8, 1992 (INCEPTION)

Recapitalization of Cash Can Inc.                 21,000,000  $ 2,100   $  117,900   $               $
Merger of Cash Can Inc. & Market
Investments Inc. at Dec. 31, 1992                 16,500,000    1,650       (1,523)
Cancellation of shares                           (14,857,500)   1,486        1,486
Net Loss                                                                                                (216,769)
                                                ------------  -------   ----------    -----------    -----------
BALANCE AT DECEMBER 31, 1992                      22,642,500    2,264      117,863                       216,769


Cancellation of shares                           (19,249,996)  (1,925)       1,925
Stock exchanged for services                          67,500        7           19
Stock exchanged for intangible assets                275,000       28          172
Issuance of stock for cash                            40,000        4       43,996
Accretion: redeemable preferred stock                                     (107,143)
Net Loss                                                                                              (1,095,527)
                                                ------------  -------   ----------    -----------    -----------
Balance, December 31, 1993                         3,775,004      378       56,932                     1,312,296

Issuance of stock for cash, other assets,
  services and repayment of debt                   1,113,535       10    6,772,125     (2,338,016)
Warrants exercised                                   580,000       58      289,942
Accretion: redeemable preferred stock                                     (127,983)
Net Loss                                                                                                (937,199)
                                                ------------  -------   ----------    -----------    -----------
BALANCE, DECEMBER 31, 1994                         5,468,539      546    6,976,143     (2,338,016)    (2,249,495)

Issuance of stock for cash, services
  and repayment of debt                            2,877,817      288      985,623         48,790
Warrants exercised                                   100,000       10       49,990
Accretion: redeemable preferred stock                                     (142,856)
Net Loss                                                                                              (4,299,503)
                                                ------------  -------   ----------    -----------    -----------
BALANCE, DECEMBER 31, 1995                         8,446,356  $   844   $7,868,900    $(2,289,226)   $(6,548,998)
                                                ============  =======   ==========    ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Cash Flows
              Years ended December 31, 1995 and December 31, 1994
        And Period August 8, 1992 (inception) Through December 31, 1995


                                                                                            Inception
                                                                                             Through
                                                                  1995          1994       Dec. 31, 1995
                                                             ----------    ----------    ----------------
Cash flows from operating activities:
    Net Loss                                               $(4,299,503)  $  (937,199)  $      (6,548,998)
                                                             ----------    ----------    ----------------


Adjustments to reconcile net loss to
    Net cash used in operating activities:
    Depreciation and amortization                               17,410        12,819              39,681
    Bad debt provision                                         214,621             0             214,621
    Write off of prepaid advertising                         2,500,000         8,682           2,500,000
    Write off of common stock investment                       577,500             0             577,500
    Consulting fees exchanged for common stock                 414,780             0             414,780
    (Increase) decrease in accounts receivable, trade           93,770      (237,750)           (143,980)
    (Increase) decrease in inventory                            34,128       387,386            (123,775)
    (Increase) decrease in accrued interest receivable          50,365       (50,365)                  0
    (Increase) decrease in deposits                             16,281        17,465              (5,625)
    (Increase) decrease in deferred expenses                    54,000        36,000            (255,000)
    (Increase) decrease in notes receivable, trade             (15,000)      (90,000)           (105,000)
    Increase (decrease) in accounts payable, trade             (18,728)       80,910             198,194
    Increase (decrease) in withholding taxes payable           (27,819)       18,243               3,484
    Increase (decrease) in interest payable                     14,886        18,577              45,290
    Increase (decrease) in accrued expenses                    (46,888)      340,810             313,838
    Increase (decrease) in accrued salaries payable           (137,276)            0            (137,276)
    Increase (decrease) in consulting fees payable                   0        70,000             415,000
    Increase (decrease) in deferred income                      (9,500)     (475,500)            255,500
                                                             ----------    ----------    ----------------
       Total adjustments                                     3,732,530       137,277           4,207,232
                                                             ----------    ----------    ----------------

       Net cash used for operating activities                 (566,973)     (799,922)         (2,341,766)
                                                             ----------    ----------    ----------------





   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Cash Flows
              Years ended December 31, 1995 and December 31, 1994
        And Period August 8, 1992 (inception) Through December 31, 1995




                                                                                            Inception
                                                                                             Through
                                                                  1995          1994       Dec. 31, 1995
                                                             ----------    ----------    ----------------
Cash flows from investing activities:
    Purchase of property & equipment                                 0       (10,713)            (62,338)
    Organizational cost                                              0             0              (5,127)
    Advances to EDP                                            (29,916)      (44,768)           (112,676)
    Acquisition of intangible assets                                 0             0                (300)
    Repayments of advances for employees                        (8,469)        6,392              (8,760)
                                                             ----------    ----------    ----------------
Net cash used by investing activities                          (38,385)      (49,089)           (189,201)
                                                             ----------    ----------    ----------------


Proceeds from financing activities:
    Proceeds from notes payable                                 50,000        85,000             466,930
    Repayments of notes payable                                (20,491)       (1,213)            (21,704)
    Reedeemable convertable preferred stock
       exchanged from assets                                                                         100
    Issuance of common stock                                   501,981       413,619           1,079,727
    Advances from EDP                                           75,020       335,019           1,010,671
                                                             ----------    ----------    ----------------
Net Cash provided by financing activities                      606,510       832,425           2,535,724
                                                             ----------    ----------    ----------------


Net Increase (decrease) in cash                                  1,152       (16,586)              4,757

Cash at beginning of period                                      3,605        20,191                   0
                                                             ----------    ----------    ----------------

Cash at end of period                                      $     4,757   $     3,605   $           4,757
                                                             ==========    ==========    ================


Supplemental disclosure of cash flow information:

    Income tax paid                                        $      -      $      -      $            -
    Interest paid                                          $      -      $      -      $            -




   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Cash Flows
              Years ended December 31, 1995 and December 31, 1994
        And Period August 8, 1992 (inception) Through December 31, 1995



                                                                                            Inception
                                                                                             Through
                                                                  1995          1994       Dec. 31, 1995
                                                             ----------    ----------    ----------------
Supplemental disclosure of non-cash investing
    and financing activities:

Issuance of common stock in exchange for repayment
    of notes payable and accrued interest, including
    $290,000 upon the exercise of warrants                 $    86,000   $ 2,776,530   $       2,862,530

Issuance of common stock for notes receivable                        0     2,289,226           2,289,226

Issuance of common stock in exchange for repayment
    of advances from EDP                                             0       920,360             920,360

Issuance of common stock in exchange for consulting
    services                                                   414,780        85,000             499,780

Issuance of common stock for investment in common
    stock of ACI                                                     0       577,500             577,500

Accretion of redeemable preferred stock                        142,856       127,983             392,855




   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS


1.       ORGANIZATION AND BUSINESS

         The Company, a development stage company, was incorporated as Market Investments, Inc. under the laws of the State of Delaware on March 18, 1991, with the purpose of merging with an ongoing business and/or acquiring a company. On December 31, 1992, Market Investments, Inc. exchanged 21,000,000 shares of previously unissued common stock for all of the outstanding common stock of Cash Can, Inc., a development stage company. As part of the transaction, two holders of Market Investments, Inc. common stock returned an
aggregate of 14,857,500 shares to Market Investments, Inc.   For accounting
purposes the transaction has been accounted for as a reverse acquisition.
Since Market Investments, Inc. was a public "shell" with no operations the transaction has not been considered a business combination and accordingly no pro forma financial statements have been presented. In April 1993, the Company changed its name to "Cash Can Incorporated"(CCI).

         The Company is engaged in recycling and marketing activities on a local, regional, and national level. The Company's first product is the Cash Can automated aluminum redemption center (hereinafter referred to as a "Cash Can"). Placed in locations convenient to the consumer, this attractive, patented machine accepts aluminum beverage cans and returns cash to the consumer on a per-can basis. It is a high-volume, large-capacity system which is computer-controlled and operates 24 hours a day, seven days a week.

         The Company's continued existence is dependent upon its ability to resolve its liquidity problems, principally by obtaining additional debt financing and equity capital. While pursuing additional debt and equity funding, the Company must continue to operate on limited cash flow from internal sources. The Company has experienced recurring losses from operations although significant operating overhead reductions were made in the latter part of 1994 and again in 1995.

         The Company plans to aggressively market its product and cover short term cash needs through sales and private placements of Company stock. Longer term cash needs will be met through a proposed public offering expected to occur in September 1996.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Management estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



Cash flows

         For purposes of the statement of cash flows, cash includes all short term, highly liquid investments with a maturity of three months or less.

Inventory

         The Company values inventory at the lower of cost (first-in, first-out) or market. Inventory consists of parts and partially completed Cash Can units which are currently the only manufactured product of the Company. During 1993, the Company acquired the patent for production of such units and began manufacturing operations until mid 1995 when the manufacturing of the units was sub-contracted out. Inventory at December 31, 1994 represents raw materials of $55,986 and work in process of $101,917. During 1995, the Company charged to expense $161,942 of obsolete and unsalable inventory items, $123,775 of which related to old and disputed accounts payable, vendors (Note 11). At December 31, 1995, the Company did not have any inventory.

Organizational costs

         Organization costs are being amortized on a straight-line basis over five years beginning in 1993.

Property and equipment

         Property and equipment are stated at cost. The cost of maintenance and repairs is charged to operations when incurred. The Company provides depreciation using the straight-line method over expected useful lives ranging from 5 to 7 years. Leasehold improvements are amortized using the straight-line method over the life of the lease.

Redeemable preferred stock

         Accretions of the redemption value of nonparticipating redeemable convertible preferred stock are provided on the interest method in amounts sufficient to equal the mandatory redemption value at the redemption date. The stock is classified on the balance sheet apart from stockholder's equity due to the stock's redeemable feature (Note 8).

Consulting services

         During the year ended December 31, 1995, the Company issued 1,189,000 common stock shares in exchange for consulting services valued at $414,780.
The Company is determining the validity of these consulting contracts and may cancel the shares issued and/or take other action, including litigation, if the required consulting services have not occurred.

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



3.       NOTES RECEIVABLE

         During 1994, the Company sold five hundred thousand shares of restricted stock to EDP and its management and customers (Note 11) for $6.00 per share. Approximately one million dollars of the proceeds was applied to reduce debt with the balance paid with short term notes due within one year, with interest at 7.75% per annum and secured by the securities purchased. In addition, outstanding warrants representing 580,000 common stock shares were exercised by EDP and its management and customers for notes receivable totaling $290,000. At December 31, 1995 and 1994 the Company has recorded these notes receivable, along with accrued interest of $139,109 (fully reserved) and $48,790, respectively, as a reduction of stockholders' equity. The Company has made demand for payment on EDP, its management and customers and intends to fully pursue collection of these notes receivable.

         During 1995, the collectibility of the notes receivable became uncertain, however they were not reserved because they are reflected as a reduction to stockholders' equity, the non collection of which would not affect other financial statement categories (Note 15).

4.       INVESTMENT IN COMMON STOCK

         During 1994, the Company exchanged a total of 150,000 shares of its common stock for 150,000 common shares of American Capital Investor Corporation
(ACI) of Newport Beach, California. The shares were exchanged at a fair market value of $3.85 per share which is based upon ACI's book value at September 30, 1994. This investment, which represents 4% of ACI outstanding shares, is accounted for by the cost method. The fair value of this financial instrument at December 31, 1994 approximated its cost.

         During 1995, the realization of this investment became questionable and prior management of the Company attempted to cancel the transaction and return the shares in exchange for the return of its shares from ACI. The Company is now seeking the return of the ACI shares and the recovery of its investment. Accordingly, the Company adjusted the carrying value of its investment to $0, management's estimate of the net realizable fair value of this financial instrument at December 31, 1995.

5.       ADVERTISING COSTS

         During 1994, the Company purchased $2,500,000 of television advertising on the American Independent Network (AIN) in exchange for a note payable due in November 1996, with interest at 9.0% and secured by AIN credits. AIN credits are redeemable for blocks of television air time based on prevailing market rates. On December 28, 1994, the note payable, which had been factored by the holder to an unrelated party, was exchanged for 250,000 common stock shares of the Company.

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



         Pursuant to Statement of Position 93-7, the Company will expense advertising costs as incurred. As of December 31, 1995 and 1994, no advertising expenses have been incurred.

         During 1995 the Company was not able to confirm these credits. In 1996 it was determined that the Company had been deceived when purchasing the credits. Presently, an investigation is being performed concerning the validity of the credits. Accordingly, the carrying value of the credits has been charged against income.

6.       DEFERRED REVENUES

         Deferred revenues at December 31, 1995 and 1994, consists of $0 and $40,000, respectively, in franchise deposits for the rights to operate a Cash Can aluminum redemption center and $200,000 and $225,000, respectively, in deposits on the purchase of individual Cash Can units.

         Revenue from these orders will be recorded at the time of delivery of product to the purchasers. While these purchase orders represents the purchasers' intent, and the Company expects the purchasers to purchase each order, due to the possibility of unforeseen events that may impair the ability of a purchaser or the Company to complete the order, all or none of the revenue represented by these orders may be realized by the Company.

         In June 1996, the purchaser notified the Company to refund $200,000 of deposits because the Company did not deliver their order.

7.       EMPLOYEE BENEFIT PLANS

         The Company established a defined contribution profit sharing and salary reduction plan during 1993. Pursuant to the provisions of Internal Revenue Code Section 401(k), the plan prototype has received a favorable determination letter from the Internal Revenue Service. Employees are 100% vested in all personal salary reduction contributions and related earnings. Through December 31, 1994, the Company had made no contributions to the plan and the plan was terminated in October 1995.

         The Company also established a nonqualifying employee benefit plan to purchase life and disability insurance for certain officers and key employees. For the years ended December 31, 1995 and 1994, Company contributions included in benefits expense totaled $0 and $2,100, respectively.

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



8.       LICENSE AGREEMENT AND PATENT ACQUISITION

         In February 1993 the Company entered into an exclusive license agreement with Recycle Technologies, Inc. (RTI) of Billings, Montana, the patent licensee of the device know as "Collector of Empty, Used Recyclable Beverage Cans" covered by United States Patent No. 4,989,507. Under the terms of the agreement, RTI granted the Company the exclusive, nontransferable right and license to market and sell the Cash Can device throughout North America. However, the Company decided it would be better to own the patent directly and manufacture the Cash Can units rather than pay royalties through the license agreement. Accordingly, during 1993 the Company acquired the patent for the manufacture of the Cash Can device from Gadar Industries, Inc. In exchange for the patent, the Company issued 100,000 shares of its non-participating, mandatory redeemable, convertible preferred stock and 125,000 of its unregistered common stock shares. The preferred shares and the patent were recorded at $100, the par value of the preferred shares, which approximates fair market value. The stock is redeemable by the Company at any time or may be converted by the holder into 1 share of common stock for each 2 shares of preferred held; however, redemption is mandatory at the end of seven years. Accretion of the redemption value of the preferred shares of $1,000,000 is provided for on the interest method over the seven year redemption period. For the years ended December 31, 1995 and 1994, accretion of the redemption value totaled $142,856 and $127,983, respectively.

         The Company also entered into an agreement to purchase consulting services from Bill Rhoades, the president of Gadar Industries, Inc. The terms of the agreement provide for payments of $3,000 per month over a 24 month period and payments of $5,000 over the subsequent 60 month period. At December 31, 1995 and 1994, $255,000 and $309,000, respectively, of the remaining payments are recorded as deferred consulting fees although the Company is investigating the validity of this agreement.

         In connection with the acquisition of the patent for production of Cash Can units, the Company also canceled its license agreement with Recycle Technologies, Inc. and acquired related trademark and trade secrets from Recycle Technologies, Inc. in exchange for 425,000 shares of common stock. These assets have been valued at $200 and are recorded as intangible assets.

9.       LOSS PER SHARE AND STOCK SPLIT

         Loss per share amounts are based on the weighted average number of common stock shares and common stock equivalents outstanding (6,340,422, 4,183,694 and 4,368,526 for the years ended December 31, 1995 and 1994 and from inception through December 31, 1995, respectively). For loss per share purposes, the net loss was increased by the accretion on redeemable preferred stock (Note 2). No effect has been given to the assumed exercise of stock warrants and fully diluted earnings per share amounts are not presented because the effects would be antidilutive.

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



         On March 8, 1993, the Company's Board of Directors effected a 3 for 1 stock split and on August 1, 1994 the Company's Board of Directors effected a 2 for 1 reverse stock split. The weighted average number of shares outstanding, per share amounts, common stock share and stock warrant data have been retroactively restated for all periods presented.

10.      COMMITMENTS AND CONTINGENCIES

Leases

         The Company conducts its operations from facilities in San Antonio, Texas and it leases various equipment under noncancellable operating leases, which expire through May 1996. For the years ended December 31, 1995 and 1994 and for the period August 8, 1992 (inception) through December 31, 1995, rent expense under these leases totaled $48,343, $67,895 and $211,437, respectively.

         Minimum future rental payments required under the above operating leases are as follows.

                         Year Ending
                       December 31,                Amount
                       ------------                ------
                           1996                    $ 11,250
                           1997                           -
                           1998                           -
                                                   --------

                                                   $ 11,250
                                                   ========

Vendors and former officers/employees

         At December 31, 1995, the Company made adjustments to its general accounts reducing accounts payable, trade by $123,775, representing old and/or disputed amounts. The Company also made adjustments to its general accounts reducing accrued salaries payable by $339,944, representing accrued salaries not properly authorized by the board of directors.

         No claims have been made for these amounts but it is uncertain what claims might arise in the future, if any, and therefore the amount of these adjustments the Company ultimately might be required to pay. The accompanying financial statements do not contain any reserve for this contingency.

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



Litigation

         The Company is the plaintiff in a lawsuit with a competitor involving patent infringement. The competitor has filed a counter claim seeking $58,900 in relief. Although the Company expects to prevail in this case, it is not possible to estimate the outcome. No accrual for any possible loss has been reflected in the accompanying financial statements.

Guaranty

         The Company guaranteed an equipment lease payable to a company, which provided lease financing for units sold by the Company. At May 31, 1996 and December 31, 1995, the Company was obligated to make good on a lease guarantee of $30,622 and $0, respectively.

11.      RELATED PARTY TRANSACTIONS

EDP Capital Group, Ltd. (EDP)

         EDP Capital Group, Ltd. (EDP) is a related party by virtue of the relationships of the former management of the Company and EDP, and the fact that EDP purported to act as the Company's "investment banker" and "financial advisor" from December 1992 through February 1996.

         The general manager of EDP throughout that period was Jon J. King, whose son Michael served as President, Chief Executive Officer and Chairman of the Company from December 1992 through February 1996. During that same period the Company's corporate secretary, Elizabeth W. Moore, the sister-in-law of Jon J. King, was Vice President, Secretary, Director and a stockholder of EDP. Joseph King, another son of Jon J. King, was an Officer, Director and a stockholder of EDP. Eddie Moore, who served as President and Chief Executive Officer of the Company during part of 1995 and 1996, is married to Elizabeth W. Moore.

         Agreements for EDP to act as investment banker and financial advisor of the Company were executed on December 8 and 20, 1992, respectively, and were rescinded effective May 1, 1993. During that period a total of $114,000 was paid by the Company to EDP for such services. After the termination of these agreements EDP continued to act as a consultant to the Company and was paid fees of approximately $80,000.

         Also during this period, EDP caused one of its affiliates, Entertainment Development Partners, Inc. (EDPI), to sub-lease office space to the Company for which the Company paid $73,622 of rental payments.

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



         Also during this period, EDP and various of its affiliates acted as escrows to sell to the public shares of the Company's common stock owned by others, principally entities having indicated places of business outside of the United States (offshore entities). None of the proceeds from the sale of those shares, an amount currently unknown, inured to the benefit of the Company.

         While EDP acted as consultant to the Company, it engaged in transactions with the Company, some of which involved loans and payments for services and was involved in most of the Company's transactions. EDP and its management also arranged to hire persons and firms who purportedly acted as "consultants" to the Company. Consideration paid to such consultants includes amounts paid in cash and warrants and shares of the Company's common stock. Some of such shares and warrants were the subject of registration statements filed on Form S-8 by the Company with the Securities and Exchange Commission during 1995. In addition, restrictions relating to the sale and other disposition of the Company's common stock issued to consultants and affiliates were removed with the assistance of EDP and members of prior management.

         The Company is currently reviewing each of the consulting agreements to determine whether the Company received adequate consideration and to determine whether those agreements were properly authorized.

         The Company is also undertaking a review of the past transactions with EDP to determine if any impropriety existed.

         During 1994, EDP and Michael King executed promissory notes to the Company in the amounts of $165,000 and $82,500, respectively. These amounts are past due and the Company has made demands for payment for these notes receivable.

         During 1994, EDP arranged for various offshore entities, believed to be related to EDP and its affiliates, to purchase common stock shares of the Company. Payment was in the form of promissory notes with principal amounts totaling $4,264,226. The notes are past due and demand for payment has been made by the Company, which will continue to pursue collection of these notes.

         During the years ended December 31, 1995 and 1994, EDP made various non-interest bearing expenditures to the Company totaling $75,020 and $336,243, respectively for investment banking services, cash advances, and expense reimbursements. During 1994 these advances were reduced by $920,360 in exchange for five hundred thousand shares of restricted stock (Note 2). EDP is owned by a family member of the Company's chairman. As of December 31, 1995 and 1994 the balance of advances payable, EDP totaled $91,535 and $16,515, respectively.

         As of December 31 1995 and 1994 the Company also had non-interest bearing advances receivable from EDP of $112,676 and $82,760, respectively.

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



         At December 31, 1995, the collectibility of the advances receivable became uncertain. The Company offset the $112,676 advances receivable by the $91,535 advances payable and reserved for doubtful collection the remaining $21,141 receivable balance although the Company intends to pursue collection of these advances, including litigation if necessary.

Stockholders

         During 1994 and 1993, the Company acquired additional working capital by issuing notes payable to various stockholders. These notes generally were due within six months, unsecured and with interest at 8.0% to 10.0%. During 1995 and 1994, $75,000 and $255,000, respectively of these notes, plus $9,150 and $21,530, respectively of accrued interest, were repaid through the issuance of common stock.

         The remaining notes payable are in default with interest presently accruing at 10.0% to 18.0% and one creditor has obtained a judgement for the principal balance, accrued interest and attorney fees totaling $87,163.

         At December 31, 1995 and 1994, accrued interest payable on these notes totaled $13,386 and $7,650, respectively.

12.      INCOME TAXES

         The Company uses the accrual method of accounting for tax and financial reporting purposes. At December 31, 1995, the Company had net operating loss carryforwards for financial and tax reporting purposes of approximately $6,500,000. These carryforwards expire between the years 2006 and 2010 and are further subject to the provisions of Internal Revenue Code
Section 382.

         Pursuant to Statement of Financial Accounting Standards No. 109, the Company has recognized a deferred tax asset in the amount of $2,226,000 which has been offset by a valuation allowance in the same amount, as follows:

                                                                    Inception
                                  Year Ended      Year Ended         through
                                 Dec. 31, 1995   Dec. 31, 1994     Dec. 31, 1995
                                 -------------   -------------     -------------
         Beginning balance        $  765,000       $ 446,000         $        -
         Increase during period    1,461,000         319,000          2,226,000
                                  ----------       ---------         ----------

         Ending balance           $2,226,000       $ 765,000         $2,226,000
                                  ==========       =========         ==========

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



13.      STOCK WARRANTS

         In March 1993, the Board of Directors recognized a need to adjust the capital structure of the Company to become more equitable to the public shareholders. Certain major shareholders were asked to surrender for cancellation a total of 19,249,996 shares of their common stock to facilitate the subject adjustment and as consideration, an aggregate of 265,000 common stock warrants were issued to the shareholders who surrendered their stock.
The warrants issued entitle the shareholders to acquire one share of common stock for one warrant plus $0.25. The 19,249,996 shares were surrendered and canceled leaving, immediately after the cancellation, 3,392,504 common stock shares issued and outstanding. The Company is investigating if adequate consideration was given for the issuance of the warrants and may cancel them if such is the case.

         The following is a schedule of the activity relating to the Company's stock warrants:

                                                                    Inception
                                                                     through
                                             1995         1994     Dec. 31, 1995
                                             ----         ----     -------------
         Warrants outstanding at
           beginning of year                425,000      595,000             -

         Warrants issued during year:
           Officers and directors                 -       50,000       230,000
        EDP (Note 11)                             -            -       150,000
           Others                         1,427,500      360,000     2,052,500

         Warrants exercised during year:
           Officers and directors                 -     (180,000)     (180,000)
           EDP                                    -     (150,000)     (150,000)
           Others                          (300,000)    (250,000)     (550,000)

         Warrants expired during year       (85,000)           -       (85,000)
                                          ---------     --------     ---------

         Warrants outstanding at end
           of year                        1,467,500      425,000     1,467,500
                                          =========     ========     =========

         The warrants expire between November 1996 and August 1998 and are exercisable at prices from $.20 to $8.00 per warrant.

14.      FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of its cash, accounts receivable, trade, notes receivable, notes payable, stockholders and investment in restricted common stock (Note 4).

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



Cash

         The Company maintains its cash in bank and other deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and dose not believe it is subject to any credit risks involving its cash.

Accounts receivable, trade

         The Company extends credit, secured by the Cash Can units, to its customers, most of whom are located in Texas. During 1995, the collectibility of the accounts receivable, trade became uncertain and management fully reserved for doubtful collection the receivables, carrying them at their net realizable amounts.

Notes receivable

         Notes receivable are past due and in default, bear interest at 7.75% per annum and are secured by the Cash Can unit or common stock. The Company believes the fair value of these financial instruments are zero.

Notes payable

         Management believes the carrying value of their notes payable represents the fair value of these financial instruments because their terms, now in default, are similar to those in the lending market for comparable loans with comparable risks.

15.      SUBSEQUENT EVENTS

Change in officers and directors

         On February 27, 1996, Michael King resigned as Chairman, Eddie Moore resigned as President and Chief Executive Officer and Arthur E. Juhl of San Francisco, California was appointed as Chairman, President and Chief Executive Officer. On March 20, 1996, Eugene Fry and Robert Phillips resigned as directors of the Company, and were replaced by Alan Khoo and Thomas Malanca.

         In April, 1996, an option to purchase preferred stock shares of the Company was issued to Coast Pacific, Inc. of San Francisco, California, at a per share price equal to 60% of the trading price of the Company's common stock. In May, 1996, the Company issued 6,200,000 shares of its common stock for $324,000 cash.

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS



Notes receivable

         During 1996, the Company discovered that an additional $1,975,000 of notes receivable were issued in exchange for common stock in 1994 (Note 3) but the common stock was not issued. The Company will issue the common stock when the notes are paid. Accordingly, the Company has reserved this amount because of the uncertainty of the notes being collected.

Other matters

         In March, 1996, the Company, EDP and some former officers, directors, consultants, affiliates and offshore entities were named as defendants in an action brought by a stockholder in the United States District Court for the Southern District of Ohio. No damages were sought from the Company and the Company was later dismissed as a defendant.

         In 1996, the Company made demand for payment from EDP, Michael King and various offshore entities for the $4,264,226 principal of notes payable to the Company. To date, no responses have been received.

ITEM 8.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

         Price Waterhouse was dismissed by the Company on May 16, 1994. During the period of time that Price Waterhouse was engaged as the Company's certifying accountant, no audit was performed and no opinion on the financial statements or financial condition of the Company was rendered.

         The dismissal of Price Waterhouse was approved by the Company's Board of Directors. Price Waterhouse was engaged in response to management's belief that a planned application for listing the Company's Common Stock on the American Stock Exchange would be enhanced by engaging a large national accounting firm. The Company no longer plans to be listed on the American Stock Exchange, and management believes an audit by a local firm will be more economical.

         On May 16, 1994 the Company re-engaged the firm of Carneiro, Chumney & Co., L.C., 40 N.E. Loop 410, Suite 200, San Antonio, Texas, to be its new principal accountant to audit the Company's financial statements. Carneiro, Chumney & Co., L.C. was the Company's certifying accountant of record for the Company's December 31, 1992 fiscal year end report.

         The Company solicited three bids for an annual audit at the end of 1994 and on February 28, 1995 The Company accepted the bid submitted by Turner and Company, P.C., 12700 Park Central Dr., Suite 1610, Dallas, Texas, 75251 and accepted the resignation of Carneiro, Chumney & Co., L.C.

         There are no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
           ACT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company as of December 31, 1995 are as follows(1):


NAME                       AGE           OFFICE
- ----                       ---           ------

Michael J. King            30            Chairman

Eddie Moore                44            President and Chief Executive Officer

Robert A. Phillips         36            Executive Vice President, Chief Financial Officer and
                                         Director

John W. Pittman            33            Vice President - Franchise Sales and Financing

Eugene L. Fry              36            Vice President - Installation and Service and Director

- -----------------------
(1) Eddie E. Moore submitted his resignation as President and CEO of the Company by letter dated February 9, 1996,. Michael J. King stated on February 21, 1996 that he submitted his resignation as Chairman of the Board of Directors effective February 23, 1996. At a Special Meeting of the Company's Board of Directors held on February 26, 1996, the remaining directors, Robert A. Phillips and Eugene L. Fry, accepted the resignations of Eddie E. Moore and Michael J. King and appointed Arthur
         E. Juhl to fill the vacancy on the Board of Directors by appointing him Chairman of the Board and also appointing him President and Chief Executive Officer. The Board of Directors granted Arthur E. Juhl the autonomous power to, among other things, appoint replacement Board members to fill any vacancies resulting from resignations.

         On March 19, 1996, in separate letters, Eugene L. Fry and Robert A. Phillips resigned as Directors. On March 20, 1996, the Board of Directors accepted the resignations of Eugene L. Fry and Robert A. Phillips as Directors and appointed Alan Khoo and Thomas R. Malanca as to fill the vacancies created by the resignations.

         In early 1996 the former Board of Directors and management resigned and a new Board of Directors and management was installed. The new Board of Directors consists of Allen Khoo, Thomas R. Malanca and Arthur E. Juhl. Mr. Juhl is the President and sole officer of the Company. He is performing the functions of President and Chief Financial Officer. The term of his employment which is based upon an oral contract is $150,000 per year for two years plus one million shares of common stock of the Company issuable as follows: 500,000 shares when the Company files the March 31, 1996 10-Q and the December 31, 1995 10-K with the Securities and Exchange Commission and the balance of 500,000 shares when the Company reports a profit for its fiscal year. Tony Oei also has received 500,000 shares for acting as a consultant.

         Keith Webb was brought in as President for brief period of time and subsequently resigned. Jerry Burns, a consultant to the Company, invested $17,000 for 100,000 shares.

         MICHAEL J. KING has served as president, chief executive officer or director since January 1993 until February 1995. From March 1992 until December 1992, Mr. King served as an independent executive officer of Entertainment Development Partners based in San Antonio, Texas. From April 1989 until February 1990, Mr. King was the managing director of Adams, Hamilton, Ward & Company based in San Antonio, Texas. From October 1986 until April 1989, Mr. King served as president and chief executive officer of Control Technology, Inc. based in San Antonio, Texas.

         EDDIE E. MOORE became president and chief executive officer in February of 1995. Prior to promotion, he was vice president of manufacturing for the Company. Mr. Moore has gained extensive experience as a moderator and an operations manager during his five-year tenure as an engineering liaison between the United States Air Force and Boeing Aircraft Company. He was formally trained as an electronics engineer and spent a total of 11 years in the field supervising, training, and trouble-shooting with Boeing and Cessna Aircraft Companies.

         ROBERT A. PHILLIPS has served as executive vice president and chief financial officer since February 1994. Prior to assuming the current position he served as the Company's analysis. He has been a financial services representative for Allmerica Financial and holds an M.B.A. from Texas A&M University in financial management. Prior to his studies, he was president of Gulfstream Graphics and a partner of C.E.S., a Corpus Christi, Texas based construction company.

         JOHN W. PITTMAN has served as vice president - franchise sales and financing since January 1993. From November 1991 until January 1993, Mr. Pittman was finance director, regional finance consultant with the Singer Group and Metro Mitsubishi. From November 1988 until October 1991, Mr. Pittman was finance director, general manager trainee of Bensen Nissan in San Antonio, Texas. From June 1986 until February 1988, Mr. Pittman was a loan officer with Groos Bank, San Antonio, Texas.

         EUGENE L. FRY has served as vice president - franchise development and engineering since inception. Since February 1990, Mr. Fry has been president of Entertainment Development Partners, San Antonio, Texas. From August 1985 until February 1990, Mr. Fry was president and chief executive officer of Compu-CAD Services, Inc., San Antonio, Texas.

         Directors of the Company are elected at its annual meeting of shareholders and serve until their successors take office or until their death, resignation or removal.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a)
forms they file.

         The Company's executive officers or directors have not filed reports required by Section 16(a). Management is unable to locate Messrs. King, Moore, Pittman, and Fry, and is thus not able to file such reports on their behalf.

ITEM 10.   EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the chief executive officer of the Company for the year ended December 31, 1993, 1994 and 1995:


                         Summary Compensation Table(1)


===========================================================================================================================
Name and Principal Position                Annual Compensation            Long Term Compensation               All Other
                                           ----------------------------------------------------------------    Compensation
                                 Year      Salary     Bonus      Other    SAR's     Restricted      LTIP       ($)
                                                                                    Shares          Payouts

- ---------------------------------------------------------------------------------------------------------------------------
MICHAEL J. KING, President,      1995      $68,314
Chief Executive Officer and      ------------------------------------------------------------------------------------------
Chairman of the Board of         1994      $68,314    (1)
Directors                        ------------------------------------------------------------------------------------------
                                 1993      $68,314
===========================================================================================================================

(1) Michael J. King was awarded 165,000 common stock shares underlying currently exercisable warrants exercisable at $0.50.


         During 1993, Louis J. Fox conducted consulting services to the Company in exchange for 10,000 shares of restricted Common Stock. The nature of his services was as a business advisor and to negotiate with civic organizations regarding zoning issues surrounding placement of Cash Can units. Mr. Fox was the President and Chief Operating Officer from February 1994 until November 1994 and a Director until March 1995, with an annual salary of $120,000 per annum. He was awarded a signing bonus of 50,000 warrants to purchase an aggregate of 50,000 common shares at a per share exercise price of $8.00 per share.

WARRANTS

         The following table shows, as to all executive officers and directors, certain information concerning all outstanding individual ownerships and grants of warrants as of December 31, 1994.

                                      Warrants              Exercise            Expiration
                                       Owned                Price               Date
                                      --------              -----               ----

Louis J. Fox                            50,000              $8.00                04/97
Other Warrants Outstanding:(1)       1,467,500      $0.20 - $8.00        12/95 - 05/97

- ------------------

(1)  Other warrants outstanding are not held by officers or directors.

         No compensation is paid to any director in such capacity other than reimbursement of out-of-pocket expenses to attend Board and Committee meetings.

         The Company has not established a stock option plan or any long-term incentive plans.

         The Company has established a compensation committee.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         The following table sets forth certain information with respect to beneficial ownership of the Common Stock as of December 31, 1995 by (i) each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, (ii) each director of the Company owning Common Stock,
(iii) each executive officer of the Company owning Common Stock and (iv) all executive officers and directors of the Company as a group.




NAME AND ADDRESS (1)                                          NUMBER OF SHARES               PERCENT OF TOTAL(2)
- --------------------                                          BENEFICIALLY OWNED(2)
                                                              ------------------

Michael J. King*                                                   165,000                           1.95%
Louis J. Fox(3)*                                                    60,000                             +
John Pittman*                                                       68,076                             +
Winasco Limited(4)*                                                298,412                           3.53%
K.A.L. Investments, Ltd(5)*                                        300,000                           3.55%
Eddie Moore                                                         85,000                           1.00%
Elizabeth Moore                                                     60,000                             +
Eugene Frye                                                         60,000                             +
John Pittman                                                        60,000                             +
Robert Phillips                                                     60,000                             +
All directors and officers as a group (three persons)*             293,076                           3.47%

- ---------------
* This information is derived from previously reported stockholder information. The Company may at some future date contest the validity of the issuance of some of these shares. This statement does not constitute an admission as to the validity of the shares.
+ Represents less than 1% of the outstanding shares.
(1) Unless otherwise indicated, the business address of each individual is the same as the address of the Company's principal executive offices located at 5020 Service Center Drive, San Antonio, Texas 78218.
(2) In calculating percentage ownership, all shares of Common Stock which the named stockholder has the right to acquire upon exercise of stock options exercisable within 60 days of December 31, 1995 are deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by such stockholder, but are not deemed to be outstanding for the purpose of computing the percentage of Common Stock owned by another stockholder. Percentages may be rounded.
(3) Mr. Fox was awarded 50,000 warrants as a signing bonus in February 1993, these options were immediately exercisable.
(4) Winasco Limited can be reached at P.O. Box 35, Douglas, Isle of Man, Great Britain .
(5) K. A. L. Investments, Ltd. can be reached at 4628 So. Mt. Springs Ct., Salt Lake City, Utah.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1993 the Company received investment banking services worth $64,000 from EDP Capital Group, Ltd. ("EDP"). EDP is owned by Joseph J. King, the brother of Michael J. King, Chief Executive Officer of the Company. $16,000 of the fees were paid during 1993 and $48,000 was accrued on the consulting agreement which was terminated in May 1993. EDP provided development stage funding to the Company and, as of December 31, 1993, the payable balance due to EDP totaled $600,632 with the majority of this balance representing direct loans which are due on a demand basis. During 1994, the Company secured an additional $335,019 in cash advances which were converted into a reduction of debt in exchange for Common Stock. 500,000 shares of stock were exchanged for reduction of debt of $1,000,775 and notes payable of $1,999,225. The Company holds the stock certificates until the notes are satisfied. An accounts payable balance from EDP to the Company of $82,760 is due at year end 1994. See Note 11 of the Financial Statements and notes thereto.

         The Company subleased office space during 1994 from Entertainment Development Partners, a venture capital firm which assisted the Company during early development. The president of Entertainment Development Partners is Eugene
L. Fry.

         As of December 31, 1995, a net Balance Due from EDP to Cash Can was $21,141. The Company holds this receivable as a loss reserve as it is doubtful that full collection may occur. There were limited transactions between Cash Can and EDP during 1995.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         The following exhibits to this Registration Statement are filed herewith:


Exhibit Number         Exhibits

         3.1           Articles of Incorporation(1)
         3.2           Bylaws(1)
         4.1           Form of Certificate evidencing shares of Common Stock(1)
         10.1          Franchise Offering Circular(1)
         10.2          Franchise Agreement(1)
         10.3          Multi Unit Franchise Agreements(1)
         10.4          Office Lease Agreement San Antonio, Texas(1)
         10.5          Assembly Plant Lease Agreement San Antonio, Texas(1)
         10.6          Trademark Registration(1)
         10.7          Patent #4,989,507(1)
         10.8          Patent #4,989,507 Assignment from Gadar Industries to
                       Cash Can Incorporated(1)
         10.9          Application for United States Letter Patent(1)
         10.10         Assignment of Letter Patent Application from Gene Fry to Cash
                       Can Incorporated(1)
         10.11(a)      Note dated September 19, 1994, by and between the Registrant and
                       Saturn Holdings, Inc.
         10.11(b)      Note dated September 19, 1994, by and between the Registrant and
                       Monarch Sales Corporation
         10.11(c)      Note dated September 19, 1994, by and between the Regbistrant and Tyne
                       Properties Limited
         10.11(d)      Note dated September 19, 1994, by and between the Registrant and EDP
                       Capital Group, Ltd.
         10.11(e)      Note dated September 19, 1994, by and between the Registrant and EDP
                       Capital Group, Ltd.
         10.11(f)      Note dated September 19, 1994, by and between the Registrant and Summit
                       Export Corporation
         10.11(g)      Note dated September 19, 1994, by and between the Registrant and Winasco Limited
         10.11(h)      Note dated September 19, 1994, by and between the Registrant and Winasco Limited
         10.11(i)      Note dated September 19, 1994, by and between the Registrant and Transtech Supply
                       Corporation
         10.11(j)      Note dated September 19, 1994, by and between the Registrant and Transtech Supply
                       Corporation
         10.11(k)      Note dated September 19, 1994, by and between the Registrant and Fairgreen, Inc.

         10.11(l)      Note dated September 19, 1994, by and between the Registrant and Fairgreen,

                       Inc.
         10.11(m)      Note dated September 19, 1994, by and between the Registrant and Norton Resources
                       Limited
         10.11(n)      Note dated September 19, 1994, by and between the Registrant and Glenmore
                       Investment Ltd.
         10.11(o)      Note dated September 19, 1994, by and between the Registrant and Arcadia
                       Corporation
         10.11(p)      Note dated September 19, 1994, by and between the Registrant and Monarch
                       Sales Corporation
         10.11(q)      Note dated September 19, 1994, by and between the Registrant and Octagon Research
                       Limited
         10.11(r)      Note dated September 19, 1994, by and between the Registrant ant Atlas Electronics
                       Limited
         10.11(s)      Note dated September 19, 1994, by and between the Registrant ant Atlas Electronics
                       Limited
         10.11(t)      Note dated September 19, 1994, by and between the Registrant and Summit Export
                       Corporation
         10.11(u)      Note dated September 19, 1994, by and between the Registrant and Target Marketing
                       Associates Limited
         10.11(v)      Note dated September 19, 1994, by and between the Registrant and Union Trade &
                       Commerce Limited
         10.11(w)      Note dated September 19, 1994, by and between the Registrant and H.D. Carver
         10.11(x)      Note dated September 19, 1994, by and between the Registrant and Michael J. King
         10.11(y)      Note dated September 19, 1994, by and between the Registrant and Tyne Properties
         10.12         Consulting Agreement by and between the Registrant and William M. Rhoades dated
                       March 23, 1993
         10.13         Patent Purchase Agreement by and between the Registrant and Gadar Industries, Inc.
                       dated March 23, 1993
         21.1          Subsidiary Certificate of Incorporation Aluminum Processing, Inc.(1)
         27            Financial Data schedule

- ---------------
(1) Incorporated by reference to the Company's 10-KSB for the year ended December 31,1993, Commission File No. 0-19851; same exhibit number.

(b)      REPORTS ON FORM 8-K

         No Current Reports on Form 8-K were filed by the Registrant during the fourth quarter of 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Cash Can Incorporated



Date: August 12, 1996        By /s/ Arthur E. Juhl
      ---------------          -------------------------------------------------
                               Arthur E. Juhl, President/Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


/s/ Arthur E. Juhl      (Principal Executive Officer)     August 20, 1996
- ----------------------
Arthur E. Juhl,
President, Chief Executive Officer, Chairman




/s/ Robert A. Phillips  Chief Financial Officer           August 12, 1996
- ----------------------  (former)




/s/ Alan Khoo           Director                          August 20, 1996
- ----------------------
Alan Khoo


/s/ Thomas R. Malanca   Director                          August 20, 1996
- ----------------------
Thomas R. Malanca