Form 10QSB
period 1996-03-31
CASH CAN INC
filed 1996-10-16
CIK 874758

FORM 10-QSB


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to _________

              Commission file number _____________________________


                             Cash Can Incorporated
    -----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                       Delaware                              75-2371682
    -----------------------------------------------------------------------
    (State or other jurisdiction of incorporation          (IRS Employer
                   or organization)                      Identification No.


              5020 Service Center Drive, San Antonio, Texas, 78218
    -----------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (415) 564-4770
    -----------------------------------------------------------------------
                          (Issuer's telephone number)


    -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practicable date:       8,717,784
                                                  --------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                             CASH CAN INCORPORATED
                                  FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1996

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----

Part I   Financial Information . . . . . . . . . . . . . . . . . . . .   1

Item 1.  Financial Statements  . . . . . . . . . . . . . . . . . . . .   1

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . . . . . .  18

Part II  Other Information . . . . . . . . . . . . . . . . . . . . . .  23

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .  23

Item 2.  Not applicable.

Item 3.  Not applicable.

Item 4.  Not applicable.

Item 5.  Not applicable.

Item 6.  Not applicable.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                                 Balance Sheets
                      March 31, 1996 and December 31, 1995
                                  (Unaudited)




                                     Assets

                                                                              March 31             December 31
                                                                                1996                  1995
                                                                              --------             -----------
Current assets:

    Cash                                                                      $  1,618               $  4,757
    Accounts receivable, trade, net of $88,480 allowance                             0                      0
    Advances to EDP, net of $21,141 allowance                                        0                      0
    Advances to employees                                                       35,495                  8,760
    Deposits                                                                     5,625                  5,625
    Deferred consulting (note 8)                                                36,000                 36,000
                                                                              --------               --------
          Total current assets                                                  78,738                 55,142
                                                                              --------               --------
Property and equipment, at cost, net of
    $39,630 and $36,606 of accumulated
    depreciation, respectively                                                  21,958                 25,732
                                                                              --------               --------
Other Assets:

    Notes receivable, trade, net of $105,000
        allowance  (note 3)                                                          0                      0
    Organizational costs, net of accumulated
      amortization of 3,587 and 3,075, respectively                              1,540                  2,052
    Deferred consulting (note 8)                                               204,000                219,000
    Intangible assets                                                              300                    300
                                                                              --------               --------
                                                                               205,840                221,352
                                                                              --------               --------
                                                                              $306,536               $302,226
                                                                              ========               ========




   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                                 Balance Sheets
                      March 31, 1996 and December 31, 1995
                                  (Unaudited)


                 Liabilities and Stockholders' Equity (Deficit)

                                                                                           March 31              December 31
                                                                                             1996                   1995
                                                                                          -----------            -----------
Current liabilities:

    Accounts payable, trade                                                               $    87,842            $    74,419
    Advances from CPF (note 11)                                                                29,453                      0
    Withholding taxes payable                                                                       0                  3,484
    Accrued interest payable                                                                   17,761                 13,386
    Accrued expenses                                                                           74,740                 79,400
    Accrued salaries payable                                                                   61,158                 53,162
    Notes payable, stockholder (note 11)                                                      115,000                115,000
    Consulting fees payable (note 8)                                                          159,000                144,000
                                                                                          -----------            -----------
          Total current liabilities                                                           544,954                482,851
                                                                                          -----------            -----------

Consulting fees payable,
    net of current portion (note 8)                                                           180,000                195,000
                                                                                          -----------            -----------

Commitments and contingencies                                                                   -                      -
                                                                                          -----------            -----------

Deferred revenue (note 6)                                                                     200,000                200,000
                                                                                          -----------            -----------

Preferred stock, redeemable, $.0001 par value                                                 428,569                392,855
                                                                                          -----------            -----------
1,000,000 shares authorized, 100,000 shares issued & outstanding

Stockholders' equity (deficit):

    Common shares
    30,000,000 authorized; $ .0001 par value; 8,717,784 and 8,446,356 shares
    issued & outstanding, respectively                                                            871                    844
    Paid in capital in excess of par                                                        7,870,994              7,868,900
    Notes receivable, common stock (note 3)                                                (2,289,226)            (2,289,226)
    Deficit accumulated during development stage                                           (6,629,626)            (6,548,998)
                                                                                          -----------            -----------
                                                                                           (1,046,987)              (968,480)
                                                                                          -----------            -----------
                                                                                          $   306,536            $   302,226
                                                                                          ===========            ===========





   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Operations
                     Quarters Ended March 31, 1996 and 1995
          And period August 8, 1992 (inception) Through March 31, 1996
                                  (Unaudited)




                                                     Quarters ended March 31,                  Inception
                                                                                                Through
                                                     1996               1995                  Mar. 31, 1996
                                                   --------          ---------                -------------
Sales                                              $ 14,000         $   40,000                 $ 1,317,180

Cost of goods sold                                        0             21,750                     821,686
                                                   --------          ---------                 -----------

Gross profit                                         14,000             18,250                     495,494
                                                   --------          ---------                 -----------

Operating Expenses:

Salaries, benefits, & P/R taxes                       7,996            140,532                   1,224,498
Rent                                                  6,366             20,398                     269,808
Consulting & professional fees                       54,662              9,052                   1,351,586
Selling & promotion                                   6,900                764                     195,077
Depreciation                                          3,025              4,134                      39,631
General & administrative                             10,792             20,847                     979,172
Amortization                                            512                227                      39,587
                                                   --------          ---------                 -----------
                                                     90,253            195,954                   4,099,359
                                                   --------          ---------                 -----------
(Loss) from operations                              (76,253)          (177,704)                 (3,603,865)

Other income (expenses):

Interest income                                           0             44,673                     141,499
Advertising income                                        0                  0                       4,007
Advertising credits impairment (note 5)                   0                  0                  (2,500,000)
Loss on investment (note 4)                               0                  0                     577,500
Interest expense                                     (4,375)            (3,625)                    (56,634)
                                                   --------          ---------                 -----------

Net loss                                           $(80,628)         $(136,656)                $(6,629,626)
                                                   ========          =========                 ===========
Net loss per share                                   ($0.01)            ($0.02)                     ($1.43)



   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
          For Period From August 8, 1992 (Inception) to March 31, 1996
                                  (Unaudited)


                                                                                                                     Deficit
                                                                                                                   Accumulated
                                                                                                                    During the
                                                          Common stock           Paid in         Paid in Capital    Development
                                                       Shares      Amount        Capital         Notes Receivable      Stage
                                                     -----------   -------      ----------       ----------------   -----------
Balance at Aug. 8, 1992 (Inception)
Recapitalization of Cash Can Inc.                     21,000,000   $ 2,100      $  117,900         $                $
Merger of Cash Can Inc. & Market
Investments Inc. at Dec 31, 1992                      16,500,000     1,650          (1,523)
Cancellation of shares                               (14,857,500)    1,486           1,486
Net Loss                                                                                                               (216,769)
                                                     -----------   -------      ----------         -----------      -----------
BALANCE AT DECEMBER 31, 1992                          22,642,500     2,264         117,863                              216,769

Cancellation of shares                               (19,249,996)   (1,925)          1,925
Stock exchanged for services                              67,500         7              19
Stock exchanged for intangible assets                    275,000        28             172
Issuance of stock for cash                                40,000         4          43,996
Accretion: redeemable preferred stock                                             (107,143)
Net Loss                                                                                                             (1,095,527)
                                                     -----------   -------      ----------         -----------      -----------
BALANCE, DECEMBER 31, 1993                             3,775,004       378          56,932                            1,312,296

Issuance of stock for cash, other assets,
  services and repayment of debt                       1,113,535        10       6,772,125          (2,338,016)
Warrants exercised                                       580,000        58         289,942
Accretion: redeemable preferred stock                                             (127,983)
Net Loss                                                                                                               (937,199)
                                                     -----------   -------      ----------         -----------      -----------
BALANCE, DECEMBER 31, 1994                             5,468,539       546       6,976,143          (2,338,016)      (2,249,495)

Issuance of stock for cash, services
  and repayment of debt                                2,877,817       288         985,623              48,790
Warrants exercised                                       100,000        10          49,990
Accretion: redeemable preferred stock                                             (142,856)
Net Loss                                                                                                             (4,299,503)
                                                     -----------   -------      ----------         -----------      -----------
BALANCE, DECEMBER 31, 1995                             8,446,356   $   844      $7,868,900         $(2,289,226)     $(6,548,998)

Issuance of stock for cash, services
  and repayment of debt                                  150,000        15          20,620
Warrants exercised                                       121,428        12          17,188
Accretion: redeemable preferred stock                                              (35,714)
Net Loss                                                                                                                (80,628)
                                                     -----------   -------      ----------         -----------      -----------
BALANCE, MARCH 31, 1996                                8,717,784   $   871      $7,870,994         $(2,289,226)     $(6,629,626)
                                                     ===========   =======      ==========         ===========      ===========




   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Cash Flows
                     Quarters Ended March 31, 1996 and 1995
          And Period August 8, 1992 (inception) Through March 31, 1996
                                  (Unaudited)

                                                                                                              Inception
                                                                                   March 31,                   Through
                                                                              1996           1995            Mar. 31, 1996
                                                                            --------       ---------         -------------
Cash flows from operating activities:
    Net Loss                                                                $(80,628)      $(136,656)         $(6,629,626)
                                                                            --------       ---------          -----------
Adjustments to reconcile net loss to
    Net cash used in operating activities:

    Depreciation and amortization                                              3,537           4,361               43,218
    Bad debt provision                                                             0               0              214,621
    Write off of prepaid advertising                                               0               0            2,500,000
    Write off of common stock investment                                           0               0              577,500
    Consulting fees exchanged for common stock                                21,000               0              435,780
    (Increase) decrease in accounts receivable, trade                              0         100,000             (143,980)
    (Increase) decrease in inventory                                               0          (3,969)            (123,775)
    (Increase) decrease in accrued interest receivable                             0         (16,023)                   0
    (Increase) decrease in deposits                                                0            (315)              (5,625)
    (Increase) decrease in deferred expenses                                  15,000               0             (240,000)
    (Increase) decrease in notes receivable, trade                                 0         (15,000)            (105,000)
    Increase (decrease) in accounts payable, trade                            14,180           2,415              212,374
    Increase (decrease) in withholding taxes payable                          (3,857)        (13,779)                (373)
    Increase (decrease) in interest payable                                    4,375           3,625               49,665
    Increase (decrease) in accrued expenses                                   (4,660)         50,000              309,178
    Increase (decrease) in accrued salaries payable                            7,996          65,590             (129,280)
    Increase (decrease) in consulting fees payable                                 0               0              415,000
    Increase (decrease) in deferred income                                         0         (28,000)             255,500
                                                                            --------       ---------          -----------
       Total adjustments                                                      57,571         148,905            4,264,803
                                                                            --------       ---------          -----------

       Net cash used for operating activities                                (23,057)         12,249           (2,364,823)
                                                                            --------       ---------          -----------




   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Cash Flows
                     Quarters Ended March 31, 1996 and 1995
          And Period August 8, 1992 (inception) Through March 31, 1996
                                  (Unaudited)





                                                                                                               Inception
                                                                                    March 31                    Through
                                                                              1996            1995            Mar. 31, 1996
                                                                             -------        --------          -------------
Cash flows from investing activities:
    Purchase of property & equipment                                               0               0              (62,338)
    Organizational cost                                                            0               0               (5,127)
    Advances to EDP                                                                0             687             (112,676)
    Advances to employees                                                    (26,735)              0              (26,735)
    Acquisition of intangible assets                                               0               0                 (300)
    Repayments of advances to employees                                            0         (11,165)              (8,760)
                                                                             -------        --------           ----------
Net cash used by investing activities                                        (26,735)        (10,478)            (215,936)
                                                                             -------        --------           ----------


Proceeds from financing activities:
    Proceeds from notes payable                                                    0         (42,923)             466,930
    Repayments of notes payable                                                    0               0              (21,704)
    Redeemable convertible preferred stock
       exchanged for assets                                                        0               0                  100
    Issuance of common stock                                                  17,200               0            1,096,927
    Advances from CPF                                                         29,435               0               29,435
    Advances from EDP                                                              0          23,358            1,010,671
                                                                             -------        --------           ----------
Net Cash provided by financing activities                                     46,635         (19,565)           2,582,359
                                                                             -------        --------           ----------

Net Increase (decrease) in cash                                               (3,139)        (37,359)               1,618

Cash at beginning of period                                                    4,757           3,605                    0
                                                                             -------        --------           ----------

Cash at end of period                                                        $ 1,618        $(33,754)          $    1,618
                                                                             =======        ========           ==========


Supplemental disclosure of cash flow information:
                                                                             -------        --------           ----------
    Income tax paid                                                          $    -         $     -            $       -
    Interest paid                                                            $    -         $     -            $       -




   The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Cash Flows
                Quarters ended March 31, 1996 and March 31, 1995
          And Period August 8, 1992 (inception) Through March 31, 1996
                                  (Unaudited)



                                                                                                                Inception
                                                                                    March 31                     Through
                                                                              1996            1995            Mar. 31, 1996
                                                                             -------        --------          -------------
Supplemental disclosure of non-cash investing
    and financing activities:

Issuance of common stock in exchange for repayment
    of notes payable and accrued interest, including
    $290,000 upon the exercise of warrants                                   $     0        $ 86,000           $2,862,530

Issuance of common stock for notes receivable                                      0               0            2,289,226

Issuance of common stock in exchange for repayment
    of advances from EDP                                                           0               0              920,360

Issuance of common stock in exchange for consulting
    services                                                                  21,000         414,780              520,780

Issuance of common stock for investment in common
    stock of ACI                                                                   0               0              577,500

Accretion of redeemable preferred stock                                       35,714         142,856              428,569




   The accompanying notes are an integral part of these financial statements.

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements


1.      ORGANIZATION AND BUSINESS

        The Company, a development stage company, was incorporated as Market Investments, Inc. under the laws of the State of Delaware on March 18, 1991, with the purpose of merging with an ongoing business and/or acquiring a company. On December 31, 1992, Market Investments, Inc. exchanged 21,000,000 shares of previously unissued common stock for all of the outstanding common stock of Cash Can, Inc., a development stage company. As part of the transaction, two holders of Market Investments, Inc. common stock returned an aggregate of 14,857,500 shares to Market Investments, Inc. For accounting purposes the transaction has been accounted for as a reverse acquisition. Since Market Investments, Inc. was a public "shell" with no operations the transaction has not been considered a business combination and accordingly no pro forma financial statements have been presented. In April 1993, the Company changed its name to "Cash Can Incorporated" (CCI).

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

        The financial statements included herein have been prepared by Cash Can Incorporated, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such SEC rules and regulations, nevertheless, the Company that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes there to included in the Company's Annual Report. In the opinion of the management, all adjustments, including normally occurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and of the results of its operations for the period ended March 31, 1996 have been included.



                                Footnote page 1

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements

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

Inventory

        The Company values inventory at the lower of cost (first-in, first-out) or market. Inventory consists of parts and partially completed Cash Can units which are currently the only manufactured product of the Company. During 1993, the Company acquired the patent for production of such units and began manufacturing operations until mid 1995 when the manufacturing of the units was sub-contracted out. Inventory at December 31, 1994 represents raw materials of $55,986 and work in process of $101,917. During 1995, the Company charged to expense $161,942 of obsolete and unsalable inventory items, $123,775 of which related to old and disputed accounts payable, vendors (Note 11). At December 31, 1995 and March 31, 1996, the Company did not have any inventory.

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

Consulting Services

        During the quarter ended March 31, 1996, the Company issued 1,189,000 common stock shares in exchange for consulting services valued at $414,780. During the quarter ended March 31, 1995 the Company issued 150,000 common shares


                                Footnote page 2

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements


in exchange for consulting services valued at $21,000. The Company is determining the validity of these consulting contracts and may cancel the shares issued and/or take other action, including litigation, if the required consulting services have not occurred.

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

        During 1995 and the first quarter of 1996, the collectibility of the notes receivable became uncertain, however they were not reserved because they are reflected as a reduction to stockholders' equity, the non collection of which would not affect other financial statement categories (Note 15).

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

        During 1995, the realization of this investment became questionable and prior management of the Company attempted to cancel the transaction and return the shares in exchange for the return of its shares from ACI. The Company is now seeking the return of the ACI shares and the recovery of its investment. Accordingly, the Company adjusted the carrying value of its investment to $0, management's estimate of the net realizable fair value of this financial instrument at December 31, 1995 and March 31, 1996.

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

        Pursuant to Statement of Position 93-7, the Company will expense advertising costs as incurred. As of December 31, 1995 and 1994, no advertising



                                Footnote page 3

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements


expenses have been incurred. Furthermore, no advertising cost has been incurred during the period ended March 31, 1996.

        During 1996 the Company was not able to confirm these credits. In 1996 it was determined that the Company had been deceived when purchasing the credits. Presently, an investigation is being performed concerning the validity of the credits. Accordingly, the carrying value of the credits has been charged against income.

6.      DEFERRED REVENUES

        Deferred revenues at December 31, 1995 and 1994, consists of $0 and $40,000, respectively, in franchise deposits for the rights to operate a Cash Can aluminum redemption center and $200,000 and $225,000, respectively, in deposits on the purchase of individual Cash Can units. At March 31, 1996 deferred revenues for the purchase of units remained at $200,000.

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

        The Company also established a nonqualifying employee benefit plan to purchase life and disability insurance for certain officers and key employees. For the years ended December 31, 1995 and 1994, Company contributions included in benefits expense totaled $0 and $2,100, respectively. No contributions have been made during 1996 and none are expected to be made during the remainder of 1996.

8.      LICENSE AGREEMENT AND PATENT ACQUISITION

        In February 1993 the Company entered into an exclusive license agreement with Recycle Technologies, Inc. (RTI) of Billings, Montana, the patent licensee of the device know as "Collector of Empty, Used Recyclable Beverage Cans" covered by United States Patent No. 4,989,507. Under the terms of the agreement, RTI granted the Company the exclusive, nontransferable right and license to market and sell the Cash Can device throughout North America. However, the Company decided it would be better to own the patent directly and manufacture the Cash Can units rather than pay royalties through the license agreement. Accordingly,




                                Footnote page 4

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements

during 1993 the Company acquired the patent for the manufacture of the Cash Can device from Gadar Industries, Inc. In exchange for the patent, the Company issued 100,000 shares of its non-participating, mandatory redeemable, convertible preferred stock and 125,000 of its unregistered common stock shares. The preferred shares and the patent were recorded at $100, the par value of the preferred shares, which approximates fair market value. The stock is redeemable by the Company at any time or may be converted by the holder into 1 share of common stock for each 2 shares of preferred held; however, redemption is mandatory at the end of seven years. Accretion of the redemption value of the preferred shares of $1,000,000 is provided for on the interest method over the seven year redemption period. For the years ended December 31, 1995 and 1994, accretion of the redemption value totaled $142,856 and $127,983, respectively and during the period ended March 31, 1996 the accretion of the redemption value totaled $35,714.

        The Company also entered into an agreement to purchase consulting services from Bill Rhodes, the president of Gadar Industries, Inc. The terms of the agreement provide for payments of $3,000 per month over a 24 month period and payments of $5,000 over the subsequent 60 month period. At December 31, 1995 and 1994, $255,000 and $309,000, respectively and at March 31, 1996
$240,000 of the remaining payments are recorded as deferred consulting fees although the Company is investigating the validity of this agreement.

        In connection with the acquisition of the patent for production of Cash Can units, the Company also canceled its license agreement with Recycle Technologies, Inc. and acquired related trademark and trade secrets from Recycle Technologies, Inc. in exchange for 425,000 shares of common stock. These assets have been valued at $200 and are recorded as intangible assets.

9.      LOSS PER SHARE AND STOCK SPLIT

        Loss per share amounts are based on the weighted average number of common stock shares and common stock equivalents outstanding (8,693,657, 5,468,539 and 4,624,159 for the periods ended March 31, 1996 and 1995 and from inception through March 31, 1996, respectively). For loss per share purposes, the net loss was increased by the accretion on redeemable preferred stock (Note
2). No effect has been given to the assumed exercise of stock warrants and fully diluted earnings per share amounts are not presented because the effects would be antidilutive.

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

                                Footnote page 5

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements


        Minimum future rental payments required under the above operating leases are as follows.

                Year Ending
                December 31,                    Amount
                ------------                    ------

                   1996                         $11,250
                   1997                               -
                   1998                               -
                                                -------
                                                $11,250
                                                =======


Vendors and former officers/employees

        At December 31, 1995, the Company made adjustments to its general accounts reducing accounts payable, trade by $123,775, representing old and/or disputed amounts. The Company also made adjustments to its general accounts reducing accrued salaries payable by $339,944, representing accrued salaries not properly authorized by the board of directors. No salaries were accrued to former officers during the period ended March 31, 1996.

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

11.     RELATED PARTY TRANSACTIONS

EDP Capital Group, Ltd. (EDP)


                                Footnote page 6

                             CASH CAN INCORPORATED
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

        While EDP acted as consultant to the Company, it engaged in transactions with the Company, some of which involved loans and payments for services and was involved in most of the Company's transactions. EDP and its management also arranged to hire persons and firs who purportedly acted as "consultants" to the Company. Consideration paid to such consultants include amounts paid in cash and warrants and shares of the Company's common stock. Some of such shares and warrants were the subject of registration statements filed on Form S-8 by the Company with the Securities and Exchange Commission during 1995.

        The Company is currently reviewing each of the consulting agreements to determine whether the Company received adequate consideration and to determine whether those agreements were properly authorized.

        The Company is also undertaking a review of the past transactions with EDP to determine what impropriety existed.

        During 1994, EDP and Michael King executed promissory notes to the Company in the amounts of $165,000 and $82,500, respectively. These amounts are past due and the Company has made demands for payment for these notes receivable. The Company is pursuing legal assistance on this matter.

        During 1994, EDP arranged for various offshore entities, believed to be



                                Footnote page 7

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements

related to EDP and its affiliates, to purchase common stock shares of the Company. Payment was in the form of promissory notes with principal amounts totaling $4,264,226. The notes are past due and demand for payment has been made by the Company, which will continue to pursue collection of these notes.

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

        As of December 31, 1995 and 1994 the Company also had non-interest bearing advances receivable from EDP of $112,676 and $82,760, respectively.

        At December 31, 1995, the collectibility of the advances receivable became uncertain. The Company offset the $112,676 advances receivable by the $91,535 advances payable and reserved for doubtful collection the remaining $21,141 receivable balance although the Company intends to pursue collection of these advances, including litigation if necessary.

Stockholders

        During 1994 and 1993, the Company acquired additional working capital by issuing notes payable to various stockholders. These notes generally were due within six months, unsecured and with interest at 8.0% to 10.0%. During 1995 and 1994, $75,000 and $225,000, respectively of these notes, plus $9,150 and $21,530, respectively of accrued interest, were repaid through the issuance of common stock.

        The remaining notes payable are in default with interest presently accruing at 10.0% to 18.0% and one creditor has obtained a judgement for the principal balance, accrued interest and attorney fees totaling $87,163.

        At December 31, 1995 accrued interest payable on these notes totaled $13,386 and $4,375 for the period ended March 31, 1996.

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

                                Footnote page 8

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements

        Increase during period           1,461,000       319,000       2,226,000
                                        ----------      --------      ----------
        Ending balance                  $2,226,000      $765,000      $2,226,000
                                        ==========      ========      ==========

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

        The following is a schedule of the activity relating to the Company's stock warrants:

                                                                    Inception
                                                                     through
                                           1994        1995       Dec. 31, 1995
                                           ----        ----       -------------
        Warrants outstanding at
          beginning of year               425,000     595,000               -

        Warrants issued during year:
          Officers and directors                -      50,000         230,000
          EDP (Note 11)                         -           -         150,000
          Others                        1,427,500     360,000       2,052,500

        Warrants exercised during year:
          Officers and directors                -    (180,000)       (180,000)
          EDP                                   -    (150,000)       (150,000)
          Others                         (300,000)   (250,000)       (550,000)

        Warrants expired during year      (85,000)          -         (85,000)
                                        ---------    --------       ---------
        Warrants outstanding at end
          of year                       1,467,500     425,000       1,467,500
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

Cash

        The Company maintains its cash in bank and other deposit accounts which,



                                Footnote page 9

                             Cash Can Incorporated
                         (A Development Stage Company)
                         Notes to Financial Statements

at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is subject to any credit risks involving its cash.

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

Other matters

        In March, 1996, the Company, EDP and some former officers, directors, consultants, affiliates and offshore entities were named as defendants in an action brought by a stockholder, alleging violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO") 18 USC Section 1961, et seq., in the United States District Court for the Southern District of Ohio. No damages were sought from the Company and the Company was later dismissed as a defendant.

        In 1996, the Company made demand for payment from EDP, Michael King and various offshore entities for the $4,264,226 principal of notes payable to the Company. To date, no responses have been received.

                                Footnote page 10

ITEM 2   MANAGEMENT'S DISCOUNT AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         The Company was incorporated as Market Investments, Inc. under the laws of the State of Delaware on March 18, 1991, with the purpose of merging with an ongoing business and/or to acquire a company. Effective December 31. 1992, Market Investment, Inc. exchanged 14,000,000 shares of previously unissued common stock for all of the outstanding common stock of Cash Can, Inc., a development-stage company. As part of the transaction, two holders of Market Investments, Inc. common stock returned an aggregate of 9,905,000 shares to Market Investments, inc. For accounting purposes the acquisition has been treated as a recapitalization of Cash Can, Inc., with Cash Can, Inc. as the acquirer, and a subsequent issue of stock for cash (a reverse acquisition). Since Market Investments, Inc. was a public "shell" with no operations, this transaction has not been considered a business combination and, accordingly, no pro forma financial statements have been presented. The occurrence of the first financial activity of Cash Can, Inc., August 8, 1992 will be used as the inception date for the purpose of reporting results of operations for the Company. In April 1993, the Company changed its name to its present name Cash Can Incorporated. The Company also holds a wholly owned subsidiary, Aluminum Processing, Inc., which was formally known as Cash Can, Inc. which has been completely inactive since December 31, 1992.

         The Company is engaged in recycling and promotional marketing activities on a local, regional, national and intends eventually to do so at the international level. The Company's strategy is to bring quality products and services to the marketplace to provide consumers, merchants, manufacturers, and investors alike an opportunity to become involved in the recycling industry.

         Eddie E. Moore submitted his resignation as President and CEO of the Company by letter dated February 9, 1996. Michael J. King stated on February 21, 1996 that he submitted his resignation as Chairman of the Board of Director effective February 23, 1996. At a Special Meeting of the Company's Board of Directors held on February 26, 1996, the remaining directors, Robert A. Phillips and Eugene L. Fry, accepted the resignations of Eddie E. Moore and Michael J. King and appointed Arthur E. Juhl to fill the vacancy on the Board of Directors by appointing him Chairman of the Board and also appointing him President and Chief Executive Officer. The Board of Directors granted Arthur
E. Juhl the autonomous power to, among other things, appoint replacement Board members to fill any vacancies resulting from resignations.

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

         The Cash Can is a large cylinder approximately 14 feet tall and eight feet in diameter, shaped and painted like a soft drink beverage can. The Company charges an advertising fee for displaying graphic brand depiction on each unit. The Cash Can The Cash Can is a large cylinder approximately 14 feet tall and eight feet in accepts aluminum used beverage containers ("UBC's") from consumers and returns cash based on the going exchange rate. The Cash Can may also be programmed to dispense coupons, tokens and other promotional items.

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

         A typical recycling transaction involves a customer emptying a bag of aluminum cans into the exterior UBC basin of the Cash Can. As the customer feeds the first can into the deposit slot at the corner of the basin, the first can trips an optic switch inside the deposit slot. The UBC stream is transported through the system primarily by air after it leaves the initial conveyor which sorts out steel or tin cans with a magnetic system. Weighted cans or other items too heavy to be carried by the air stream are rejected. This includes metal cans missed by the magnetic system and plastic or glass beverage containers. Light weight trash, such as paper and leaves are removed by an air classification process and dropped into an internal receptacle. The Cash Can operates quietly and does not disturb neighboring business or residents.

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

         The Cash Can can also be programmed to dispense a voucher instead of cash which can be redeemed inside the store where the machine is located for credit on a purchase. This is the typical system in states which have enacted bottle redemption legislation ("Bottle Bill States"). (Currently, there are nine states that have "bottle bills": Connecticut, Delaware, Iowa, Maine, Massachusetts, Michigan, New York, Oregon and Vermont. Additionally, California has passed legislation that is similar to a bottle bill, and Florida has implemented an advance disposal fee on containers that are recycled at a rate of less than 50 percent.) Should the machine's coin dispenser run out of money or jam, an IOU. receipt will be printed with instructions on who to call for a refund or to report a service interruption.

         The new management of the Company has developed a design for a second generation reverse vending machine which is approximately eight feet by five feet in dimensions as compared to the much larger size of its first generation units. There will also be an approximately 14 feet by eight feet version, and the new design calls for a machine that will be built primarily out of fiberglass instead of metal and will come in two sections so that it is easier to assemble and move. The Company is negotiating with Pacific Atlantic Group ("PA") to finance the construction of a plant in Mexico to manufacture these units. There can be no assurance that such negotiations will result in a final contract or that such contract will be upon favorable terms to the Company.

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

         Subsequent to March 31, 1996, the Company entered into a marketing and licensee agreement with Pacific Atlantic Group ("PAG"). PAG is currently conducting research and development activity in order to facilities the design of a Cash Can unit which will applied to a large target market segment. Due to financing and specific site requirement for the physical placement of a Cash Can unit, many potential customers were precluded. PAG in working to overcome these huddles. The result is anticipated by management to be a product which will allow the Company to receive licensee fees and royalties and furthermore resulting in a reduced level of business risk to the Company. This may be achieved by eliminating the Company's need to secure working capital and manufacturing assets while allowing the Company to continued with marketing activities.

LIQUIDITY AND CAPITAL RESOURCES

         As a development stage company, a significant amount of the funds utilized by company were from financing activities. The Company does not have any line of credit or other financing arrangement with any financial institution. During the quarter ended March 31, 1996. The Company relied upon debt and equity funds to sustain business operations. As such, the Company sources of external financing are and have been limited.

         Historically, the company has relied upon shareholders and venture capital investors to fund business operations and the Company must continue to do so in the foreseeable future.

         The Company's continued existence is dependent upon its ability to generate cash flow from debt or equity sources. There is no guarantee that the Company can secure adequate cash flow to sustain business operation. Failure to obtain additional working capital funds could adversely affect the Company's liquidity in the foreseeable future.

         The Company, intends to cover short term cash needs through short term debt, account payable, financing and possible sales and/or licensing of proprietary technology. Subsequent to March 31, 1996, the Company has been involved in negotiations with parties whose intent is to secure the sale and placement of Cash Can units or utilize the licensee of components of Cash Can owned technologies to benefit the Company. The Company may receive license and royalty fees. Recognition of revenue from sales and license agreements is dependent upon the partner ability to obtain sales and/or advertising contracts. While pursuing additional financing, the Company must continue to operate on limited cash flow.

          During the quarter ended March 31, 1996, the Company sold two units which were placed in the Springfield, Mossouri metro area. These units were repossessed from an operator in Salt Lake, Utah who failed to fulfill the purchase agreements. The units were partially complete and held at no inventory value as the Company had no valuation basis for a true market value for repossessed and/or used Cash Can units, as such, there was no cost of goods sold on the sale of $14,000. In this quarter ended March 31, 1995, the Company sold on unit for $40,000.

         The Company had a net loss from operating activities of ($80,628) for the period ended March 31, 1996 as compared to an operating loss of ($136,656) for the similar period of 1995. Depreciation and amortization expense for the two periods was similar. During the period ended March 31, 1996, the Company exchanged $21,000 in consulting fees for common stock. During the first quarter of 1996, there was no operation activity in accounts receivable trade, inventory, deposits and votes receivable trade. Accounts payable trade increased by $14,180 during the reporting period.

         During the period ended March 31, 1996, new management assumed control of the Company, also during this period, the general business activity level was less than the similar period of 1995. As a result the Company had fewer employees and officers on the payroll. Accrued salaries for the period ended March 31, 1995 increased buy $7,996 and withholding taxes payable decreased by $3,857 from the beginning of the fiscal year 1996 as compared to an increase of $65,590 and a decrease of $13,779 for those accounts respectively for the similar period of 1995.

         At March 31, 1995 and 1996, the Company had notes payable to shareholders of $115,000. During the period ended March 31, 1996 these notes were in default and a subsequent increase in applied interest payable resulted in an interest payable for the respective periods from $3,625 to $4,375.

         Another material change resulting from the decreased level of business activities during the comparable periods ended March 31, 1995 and 1996 was from accrued expenses. Accrued expense increased by $50,000 during the 1995 period and decreased by $4,660 during the 1996 reporting period.

         During March 1996, the Company entered into a consulting agreement with Coast Pacific Financial for assistance in market development and locating financing sources for sales and working capital. CPF subsequently advanced $29,435 to the Company for services and operating funds.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

        The Company was named as a defendant in that action, but no damages were sought from the Company. The Company was treated as a victim of actions perpetrated by the other 44 defendants, and the only remedy sought against Company was information and documents. The Company has made information and documents available to the plaintiff in that action. On April 5, 1996, the Company was dismissed as a party to that action. For further information regarding those proceedings, refer to the Company's Annual Report for the year ended December 31, 1995.

                                   SIGNATURES


        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Cash Can Incorporated
                                           -------------------------------------
                                                       (Registrant)



Date  October 15, 1996                     /s/ Arthur E. Juhl
     -----------------------------------   -------------------------------------
                                            Arthur E. Juhl
                                            President, Chief Executive Officer
                                              and Chairman



Date  October 15, 1996                     /s/ Robert A. Phillips
     -----------------------------------   -------------------------------------
                                            Robert A. Phillips
                                            Chief Financial Officer
                                                   (former)