Form 10QSB
period 1996-06-30
CASH CAN INC
filed 1996-10-17
CIK 874758

FORM 10-QSB

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended June 30, 1996

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from ________ to ________

                        Commission file number ____________________________

                             CASH CAN INCORPORATED
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                75-2371682
---------------------------------------------         ------------------
(State or other jurisdiction of incorporation           (IRS Employer
              or organization)                        Identification No.)

              5020 Service Center Drive, San Antonio, Texas 78218
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (415) 564-4770
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,717,784

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

1232

                             CASH CAN INCORPORATED
                                  FORM 10-QSB

                          Quarter ended June 30, 1996

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

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . . . . 18


Part II Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 23




                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                  Statement of Stockholders' Equity (Deficit)
          For Period From August 8, 1992 (Inception) to June 30, 1996
                                  (Unaudited)


                                                                                                                  Deficit
                                                                                                                Accumulated
                                                                                                                 During the
                                                       Common stock             Paid in      Paid in Capital   Development
                                                Shares           Amount         Capital      Notes Receivable     Stage
                                            ---------------   ------------   -------------   ----------------  ------------
Balance at Aug. 8, 1992 (Inception)
Recapitalization of Cash Can Inc.               21,000,000    $     2,100    $    117,900    $                  $
Merger of Cash Can Inc. & Market
Investments Inc. at Dec 31, 1992                16,500,000          1,650          (1,523)
Cancellation of shares                         (14,857,500)         1,486           1,486
Net Loss                                                                                                           (216,769)
                                            ---------------   ------------   -------------   ----------------   ------------
Balance at December 31, 1992                    22,642,500          2,264         117,863                           216,769

Cancellation of shares                         (19,249,996)        (1,925)          1,925
Stock exchanged for services                        67,500              7              19
Stock exchanged for intangible assets              275,000             28             172
Issuance of stock for cash                          40,000              4          43,996
Accretion: redeemable preferred stock                                            (107,143)
Net Loss                                                                                                         (1,095,527)
                                            ---------------   ------------   -------------   ----------------   ------------
Balance, December 31, 1993                       3,775,004            378          56,932                         1,312,296

Issuance of stock for cash, other assets,
  services and repayment of debt                 1,113,535             10       6,772,125         (2,338,016)
Warrants exercised                                 580,000             58         289,942
Accretion: redeemable preferred stock                                            (127,983)
Net Loss                                                                                                           (937,199)
                                            ---------------   ------------   -------------   ----------------   ------------
Balance, December 31, 1994                       5,468,539            546       6,976,143         (2,338,016)    (2,249,495)


Issuance of stock for cash, services
  and repayment of debt                          2,877,817            288         985,623             48,790
Warrants exercised                                 100,000             10          49,990
Accretion: redeemable preferred stock                                            (142,856)
Net Loss                                                                                                         (4,299,503)
                                            ---------------   ------------   -------------   ----------------   ------------
Balance, December 31, 1995                       8,446,356    $       844    $  7,868,900    $    (2,289,226)   $(6,548,998)

Issuance of stock for cash, services
  and repayment of debt                            150,000             15          20,620
Warrants exercised                                 121,428             12          17,188
Accretion: redeemable preferred stock                                             (35,714)
Net Loss                                                                                                            (80,628)
                                            ---------------   ------------   -------------   ----------------   ------------
Balance, March 31, 1996                          8,717,784    $       871    $  7,870,994    $    (2,289,226)   $(6,629,626)

Issuance of stock for cash, services
  and repayment of debt                          6,000,000            600         299,400
Accretion: redeemable preferred stock                                             (35,714)
Net Loss                                                                                                           (148,601)
                                            ---------------   ------------   -------------   ----------------   ------------
Balance, June 30, 1996                          14,717,784    $     1,471    $  8,134,680    $    (2,289,226)   $(6,778,227)
                                            ---------------   ------------   -------------   ----------------   ------------

The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Cash Flows
                     Quarters Ended June 30, 1996 and 1995
          And Period August 8, 1992 (inception) Through June 30, 1996
                                  (Unaudited)

                                                                                             Inception
                                                                        June 30               Through
                                                                    1996        1995       June 30, 1996
                                                                ----------   ----------    --------------
Cash flows from operating activities:
   Net Loss                                                     $(148,601)   $(236,585)    $  (6,778,227)
                                                                ----------   ----------    --------------
Adjustments to reconcile net loss to
   Net cash used in operating activities:

   Depreciation and amortization                                    3,536        3,359            46,754
   Bad debt provision                                                   0            0           214,621
   Write off of prepaid advertising                                     0            0         2,500,000
   Write off of common stock investment                                 0            0           577,500
   Consulting fees exchanged for common stock                           0            0           435,780
   (Increase) decrease in accounts receivable, trade                    0       31,850          (143,980)
   (Increase) decrease in inventory                                     0            0          (123,775)
   (Increase) decrease in accrued interest receivable                   0            0                 0
   (Increase) decrease in deposits                                (11,472)           0           (17,097)
   (Increase) decrease in deferred expenses                        15,000       15,000          (225,000)
   (Increase) decrease in notes receivable, trade                       0            0          (105,000)
   Increase (decrease) in accounts payable, trade                  (3,621)      51,075           208,753
   Increase (decrease) in withholding taxes payable                   373       (3,450)                0
   Increase (decrease) in interest payable                          4,375       (7,025)           54,040
   Increase (decrease) in accrued expenses                          8,000       (7,552)          317,178
   Increase (decrease) in accrued salaries payable                  4,000       66,785          (125,280)
   Increase (decrease) in consulting fees payable                       0            0           415,000
   Increase (decrease) in deferred income                               0            0           255,500
                                                                ----------   ----------    --------------
      Total adjustments                                            20,191      150,042         4,284,994
                                                                ----------   ----------    --------------
      Net cash used for operating activities                     (128,410)     (86,543)       (2,493,233)
                                                                ----------   ----------    --------------

The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Cash Flows
                     Quarters Ended June 30, 1996 and 1995
          And Period August 8, 1992 (inception) Through June 30, 1996

                                    (Unaudited)

                                                                                             Inception
                                                                        June 30               Through
                                                                    1996         1995      June 30, 1996
                                                                ----------   ----------    --------------
Cash flows from investing activities:
   Purchase of property & equipment                               (13,647)           0           (75,985)
   Organizational cost                                                  0            0            (5,127)
   Advances to EDP                                                      0          687          (112,676)
   Advances to employees                                          (30,700)           0           (57,435)
   Acquisition of intangible assets                                     0            0              (300)
   Repayments of advances to employees                                  0       (1,850)           (8,760)
                                                                ----------   ----------    --------------
Net cash used by investing activities                             (44,347)      (1,163)         (260,283)
                                                                ----------   ----------    --------------


Proceeds from financing activities:
   Proceeds from notes payable                                          0            0           466,930
   Repayments of notes payable                                          0      (79,600)          (21,704)
   Redeemable convertible preferred stock
      exchanged for assets                                              0            0               100
   Issuance of common stock                                       300,000      129,085         1,396,927
   Advances from CPF                                               21,411            0            50,846
   Advances from EDP                                                    0       43,862         1,010,671
                                                                ----------   ----------    --------------
Net Cash provided by financing activities                         321,411       93,347         2,903,770
                                                                ----------   ----------    --------------

Net Increase (decrease) in cash                                   148,629      (10,045)          150,247

Cash at beginning of period                                         1,619         (516)                0
                                                                ----------   ----------    --------------

Cash at end of period                                           $ 150,247    $ (10,561)    $     150,247
                                                                ----------   ----------    --------------


Supplemental disclosure of cash flow information:
   Income tax paid                                              $      -     $      -      $          -
   Interest paid                                                $      -     $      -      $          -


The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Cash Flows
                     Quarters ended June 30, 1996 and 1995
          And Period August 8, 1992 (inception) Through June 30, 1996

                                  (Unaudited)

                                                                                             Inception
                                                                        June 30               Through
                                                                    1996         1995      June 30, 1996
                                                                ----------   ----------    --------------
Supplemental disclosure of non-cash investing
   and financing activities:

Issuance of common stock in exchange for repayment
   of notes payable and accrued interest, including
   $290,000 upon the exercise of warrants                     $         0  $    86,000   $     2,862,530

Issuance of common stock for notes receivable                           0            0         2,289,226

Issuance of common stock in exchange for repayment
   of advances from EDP                                                 0            0           920,360

Issuance of common stock in exchange for consulting
   services                                                             0       40,003           520,780

Issuance of common stock for investment in common
   stock of ACI                                                         0            0           577,500

Accretion of redeemable preferred stock                            35,714       35,714           428,569


The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                                 Balance Sheets
                      June 30, 1996 and December 31, 1995
                                  (Unaudited)

                                     Assets


                                                          June 30      December 31
                                                           1996           1995
                                                        ----------    -------------
Current assets:

    Cash                                                $ 150,247     $      4,757
    Accounts receivable, trade, net of
        $88,480 allowance                                       0                0
    Advances to EDP, net of $21,141 allowance                   0                0

    Advances to employees                                  66,195            8,760
    Deposits                                               17,097            5,625
    Deferred consulting (note 8)                           36,000           36,000
                                                        ----------    -------------
          Total current assets                            269,539           55,142
                                                        ----------    -------------
Property and equipment, at cost, net of
    $42,654 and $36,606 of accumulated
    depreciation, respectively                             32,607           25,732
                                                        ----------    -------------

Other Assets:

    Notes receivable, trade, net of $105,000
        allowance  (note 3)                                     0                0
    Organizational costs, net of accumulated
      amortization of 4,100 and 3,075, respectively         1,027            2,052

    Deferred consulting (note 8)                          189,000          219,000

    Intangible assets                                         300              300
                                                        ----------    -------------
                                                          190,327          221,352
                                                        ----------    -------------
                                                        $ 492,473     $    302,226
                                                        ----------    -------------


The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                                 Balance Sheets
                      June 30, 1996 and December 31, 1995

                                  (Unaudited)

                 Liabilities and Stockholders' Equity (Deficit)


                                                          June 30       December 31
                                                            1996           1995
                                                        -----------    -------------
Current liabilities:

    Accounts payable, trade                             $   84,594     $     74,419
    Advances from CPF (note 11)                             50,864                0
    Withholding taxes payable                                    0            3,484
    Accrued interest payable                                22,136           13,386
    Accrued expenses                                        82,740           79,400

    Accrued salaries payable                                65,158           53,162
    Notes payable, stockholder (note 11)                   115,000          115,000
    Consulting fees payable (note 8)                       174,000          144,000
                                                        -----------    -------------
          Total current liabilities                        594,492          482,851
                                                        -----------    -------------
Consulting fees payable,
    net of current portion (note 8)                        165,000          195,000
                                                        -----------    -------------
Commitments and contingencies                                    -              -

Deferred revenue (note 6)                                  200,000          200,000
                                                        -----------    -------------


Preferred stock, redeemable, $.0001 par value              464,283          392,855
1,000,000 shares authorized,                            -----------    -------------
100,000 shares issued & outstanding

Stockholders' equity (deficit):

    Common shares

    30,000,000 authorized; $ .0001 par value;
    14,717,784 and 8,446,356 shares
    issued & outstanding, respectively                       1,471              844
    Paid in capital in excess of par                     8,134,680        7,868,900
    Notes receivable, common stock (note 3)             (2,289,226)      (2,289,226)
    Deficit accumulated during development stage        (6,778,227)      (6,548,998)
                                                        -----------    -------------
                                                          (931,302)        (968,480)
                                                        -----------    -------------

                                                        $  492,473     $    302,226
                                                        -----------    -------------


The accompanying notes are an integral part of these financial statements.

                             CASH CAN INCORPORATED
                         (A Development Stage Company)
                            Statement of Operations
                     Quarters Ended June 30, 1996 and 1995
          And period August 8, 1992 (inception) Through June 30, 1996
                                  (Unaudited)


                                         Quarters ended              Six months ended           Inception
                                             June 30                      June 30                Through
                                       1996          1995           1996           1995       June 30, 1996
                                   ------------  ------------   ------------   ------------   --------------
Sales                              $       379   $         0    $    14,379    $    40,000    $   1,317,559


Cost of goods sold                           0             0              0         21,750          821,686
                                   ------------  ------------   ------------   ------------   --------------

Gross profit                               379             0         14,379         18,250          495,873
                                   ------------  ------------   ------------   ------------   --------------
Operating Expenses:


Salaries, benefits, & P/R taxes          4,000       130,942         11,996        271,474        1,228,498
Rent                                    16,328         7,325         22,694         27,723          286,136
Consulting & professional fees          86,633        94,744        141,295        103,796        1,438,219
Selling & promotion                      6,175        13,832         13,075         14,596          201,252
Depreciation                             3,024         3,359          6,049          7,493           42,655
General & administrative                28,274        29,936         39,066         50,810        1,007,446
Amortization                               512           257          1,024            740           40,099
                                   ------------  ------------   ------------   ------------   --------------
                                       144,946       280,395        235,199        476,632        4,244,305
                                   ------------  ------------   ------------   ------------   --------------

(Loss) from operations                (144,567)     (280,395)      (220,820)      (458,382)      (3,748,432)

Other income (expenses):


Interest income                            341        46,191            341         90,864          141,840
Advertising income                           0             0              0              0            4,007
Advertising credits impairment (not          0             0              0              0       (2,500,000)
Loss on investment (note 4)                  0             0              0              0          577,500
Interest expense                        (4,375)       (4,375)        (8,750)        (5,750)         (61,009)
                                   ------------  ------------   ------------   ------------   --------------


Net loss                           $  (148,601)     (238,579)      (229,229)   $  (373,268)   $  (6,778,227)
                                   ============  ============   ============   ============   ==============
Net loss per share                 $     (0.02)  $     (0.03)   $     (0.02)   $     (0.06)   $       (1.02)


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

         The Company plans to aggressively market its product and cover short term cash needs through sales and private placements of Company stock. Longer term cash needs will be met through a proposed public offering expected to occur in 1996.

         The financial statements included herein have been prepared by Cash Can Incorporated, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such SEC rules and regulations, nevertheless, the Company that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes there to included in the Company's Annual Report. In the opinion of the management, all adjustments, including normally occurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and of the results of its operations for the period ended June 30, 1996 have been included.



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

Inventory

         The Company values inventory at the lower of cost (first-in, first-out) or market. Inventory consists of parts and partially completed Cash Can units which are currently the only manufactured product of the Company. During 1993, the Company acquired the patent for production of such units and began manufacturing operations until mid 1995 when the manufacturing of the units was sub-contracted out. Inventory at December 31, 1994 represents raw materials of $55,986 and work in process of $101,917. During 1995, the Company charged to expense $161,942 of obsolete and unsalable inventory items, $123,775 of which related to old and disputed accounts payable, vendors (Note 11). At December 31, 1995 and June 30, 1996, the Company did not have any inventory.

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

Consulting services

         No shares were issued for consulting services during the quarter ended June 30, 1996. During the quarter ended March 31, 1996, the Company issued 1,189,000 common stock shares in exchange for consulting services valued at $414,780.





                                Footnote page 2

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements

During the quarter ended March 31, 1995 the Company issued 150,000 common shares in exchange for consulting services valued at $21,000. The Company is determining the validity of these consulting contracts and may cancel the shares issued and/or take other action, including litigation, if the required consulting services have not occurred.

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

         During 1995, the realization of this investment became questionable and prior management of the Company attempted to cancel the transaction and return the shares in exchange for the return of its shares from ACI. The Company is now seeking the return of the ACI shares and the recovery of its investment. Accordingly, the Company adjusted the carrying value of its investment to $0, management's estimate of the net realizable fair value of this financial instrument at December 31, 1995 and June 30, 1996.

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

         Pursuant to Statement of Position 93-7, the Company will expense





                                Footnote page 3

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements

advertising costs as incurred. As of December 31, 1995 and 1994, no advertising expenses have been incurred. Furthermore, no advertising cost has been incurred during the period ended March 31, and June 30, 1996.

         During 1995 the Company was not able to confirm these credits. In 1996 it was determined that the Company had been deceived when purchasing the credits. Presently, an investigation is being performed concerning the validity of the credits. Accordingly, the carrying value of the credits has been charged against income.

6.       DEFERRED REVENUES

         Deferred revenues at December 31, 1995 and 1994, consists of $0 and $40,000, respectively, in franchise deposits for the rights to operate a Cash Can aluminum redemption center and $200,000 and $225,000, respectively, in deposits on the purchase of individual Cash Can units. At March 31, and June 30, 1996 deferred revenues for the purchase of units remained at $200,000.

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


8.       LICENSE AGREEMENT AND PATENT ACQUISITION

         In February 1993 the Company entered into an exclusive license agreement with Recycle Technologies, Inc. (RTI) of Billings, Montana, the patent licensee of the device know as "Collector of Empty, Used Recyclable Beverage Cans" covered by United States Patent No. 4,989,507. Under the terms of the agreement, RTI granted the Company the exclusive, nontransferable right and license to market and sell the Cash Can device throughout North America. However, the Company decided it would be better to own the patent directly and manufacture the Cash





                                Footnote page 4

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements

Can units rather than pay royalties through the license agreement.
Accordingly, during 1993 the Company acquired the patent for the manufacture of the Cash Can device from Gadar Industries, Inc. In exchange for the patent, the Company issued 100,000 shares of its non- participating, mandatory redeemable, convertible preferred stock and 125,000 of its unregistered common stock shares. The preferred shares and the patent were recorded at $100, the par value of the preferred shares, which approximates fair market value. The stock is redeemable by the Company at any time or may be converted by the holder into 1 share of common stock for each 2 shares of preferred held; however, redemption is mandatory at the end of seven years. Accretion of the redemption value of the preferred shares of $1,000,000 is provided for on the interest method over the seven year redemption period. For the years ended December 31, 1995 and 1994, accretion of the redemption value totaled $142,856 and $127,983, respectively and during the period ended June 30, 1996 the accretion of the redemption value totaled $35,714.

         The Company also entered into an agreement to purchase consulting services from Bill Rhodes, the president of Gadar Industries, Inc. The terms of the agreement provide for payments of $3,000 per month over a 24 month period and payments of $5,000 over the subsequent 60 month period. At December 31, 1995 and 1994, $255,000 and $309,000, respectively and at June 30,1996
$240,000 of the remaining payments are recorded as deferred consulting fees although the Company is investigating the validity of this agreement.

         In connection with the acquisition of the patent for production of Cash Can units, the Company also canceled its license agreement with Recycle Technologies, Inc. and acquired related trademark and trade secrets from Recycle Technologies, Inc. in exchange for 425,000 shares of common stock. These assets have been valued at $200 and are recorded as intangible assets.

9.       LOSS PER SHARE AND STOCK SPLIT

         Loss per share amounts are based on the weighted average number of common stock shares and common stock equivalents outstanding (9,693,657, 5,468,539 and 4,624,159 for the periods ended June 30, 1996 and 1995 and from inception through June 30, 1996, respectively). For loss per share purposes, the net loss was increased by the accretion on redeemable preferred stock (Note
2). No effect has been given to the assumed exercise of stock warrants and fully diluted earnings per share amounts are not presented because the effects would be antidilutive.

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





                                Footnote page 5

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements


         Minimum future rental payments required under the above operating leases are as follows.

          Year Ending
          December 31,                   Amount
          ------------                   ------
               1996                    $ 11,250
               1997                           -
               1998                           -
                                        -------

                                       $ 11,250
                                        =======

Vendors and former officers/employees

         At December 31, 1995, the Company made adjustments to its general accounts reducing accounts payable, trade by $123,775, representing old and/or disputed amounts. The Company also made adjustments to its general accounts reducing accrued salaries payable by $339,944, representing accrued salaries not properly authorized by the board of directors. No salaries were accrued to former officers during the period ended March 31, and June 30, 1996.

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

         During 1994, EDP and Michael King executed promissory notes to the Company in the amounts of $165,000 and $82,500, respectively. These amounts are past due and the Company has made demands for payment for these notes receivable. The Company is pursuing legal assistance in this matter.

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

         At December 31, 1995 accrued interest payable on these notes totaled $13,386 and $4,375 for the period ended June 30, 1996.

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





                                Footnote page 8

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements


Increase during period    1,461,000        319,000          2,226,000
                         ----------       --------         ----------

Ending balance           $2,226,000      $ 765,000        $ 2,226,000
                          =========       ========         ==========

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

         The following is a schedule of the activity relating to the Company's stock warrants:

                                                                    Inception
                                                                     through
                                             1995         1994     Dec. 31, 1995
                                             ----         ----     -------------
         Warrants outstanding at
           beginning of year                425,000      595,000             -

         Warrants issued during year:
           Officers and directors                 -       50,000       230,000
           EDP (Note 11)                          -            -       150,000
           Others                         1,427,500      360,000     2,052,500

         Warrants exercised during year:
           Officers and directors                 -   (  180,000)   (  180,000)
           EDP                                    -   (  150,000)   (  150,000)
           Others                        (  300,000)  (  250,000)   (  550,000)

         Warrants expired during year    (   85,000)           -    (   85,000)
                                         ----------   ----------    ----------

         Warrants outstanding at end
           of year                        1,467,500      425,000     1,467,500
                                         ==========   ==========    ==========

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

Cash

         The Company maintains its cash in bank and other deposit accounts which,



                                Footnote page 9

                             Cash Can Incorporated
                         (A Development Stage Company)
                    Notes to Unaudited Financial Statements


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

15.      SUBSEQUENT EVENTS

         In April, 1996, an option to purchase preferred stock shares of the Company was issued to Coast Pacific, Inc. of San Francisco, California, at a per share price equal to 60% of the trading price of the Company's common stock. In May, 1996, the Company issued 6,000,000 shares of its common stock for $300,000 cash to an offshore buyer pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, as amended.

Notes receivable

         During 1996, the Company discovered that an additional $1,975,000 of notes receivable were issued in exchange for common stock in 1994 (Note 3) but the common stock was not issued. The Company will issue the common stock when the notes are paid. Accordingly, the Company has reserved this amount because of the uncertainty of the notes being collected.

Other matters

         In March, 1996, the Company, EDP and some former officers, directors, consultants, affiliates and offshore entities were named as defendants in an action brought by a stockholder, alleging violations of the Racketeer Influenced and Corrupt Organization Act ("RICO") 18 USC section 1961, et seq., in the United States District Court for the Southern District of Ohio. No damages were sought from the Company and the Company was later dismissed as a defendant.

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

LIQUIDITY & CAPITAL RESOURCES

                 As a development stage company, a significant amount of the funds utilized by the Company were from financing activities. The Company does not have any line of credit or other line of credit or other financing arrangement with any financing institutions. During the quarters ended March 31, and June 30, 1996, the Company relied upon debt and equity funds to sustain business operations. As such, the Company's sources of external financing are and have been limited.

                 Historically, the Company has relied upon shareholders and venture capital investors to fund business operations and the Company must continue to do so in the foreseeable future.

                 The Company's continued existence is dependent upon its ability to generate cash flow from debt or equity sources. There is no guarantee that the Company can secure adequate cash flow to sustain business operations. Failure to obtain additional working capital funds would adversely affect the Company's liquidity in the foreseeable future.

                 The Company intends to cover short term cash needs through short-term debt, accounts payable financing, and possible sales and/or licensing of proprietary technology. Subsequent to June 30, 1996, the Company has been involved in negotiations with parties whose intent is to secure the sale and placement of Cash Can units or utilize the license of components of Cash Can owned technology to benefit the Company. The Company may receive license and royalty fees. Recognition of revenue from sales and license agreements is dependent upon the parties ability to obtain sales and/or advertising contracts. While pursuing additional financing and/or sales revenues, the Company must continue to operate on limited cash flow.

                 During the quarter ended March 31, 1996, the Company sold two units which were placed in the Springfield, Missouri metro area. The units were repossessed from an operator in the Salt Lake City area who failed to fulfill the purchase agreements. The two units were partially complete when sold and held at no inventory value as the Company had no valuation basis for a true market value for repossessed and/or used Cash Can units. As such, there was no cost of goods sold on the sale of $14,000. During the quarter ended June 30, 1996, the Company had incidental sales of accumulated aluminum beverage cans for $379. This sale of beverage cans is not currently a part of normal business activity. During comparable periods of 1995, the Company had sales of $40,000 during the fist quarter of 1995 and none during the second quarter of 1995.

                 The Company had a net loss from operating activities of ($148,601) for the period ended June 30, 1996 and a net loss of ($80,628) for the period ended March 31, 1996. The resulting net loss for the six month period ended June 30, 1996 was ($229,229). During the second quarter of 1996, expenses increased as new management increased business activity which was expensed for the period. The Company's management expects expenses to remain at higher levels than recent periods due to increased efforts to move forward with the Company's business plan and marketing efforts.

                 Depreciation and amortization expenses were similar for the comparable periods ended during 1995 and 1996. During the period ended March 31, 1996, the Company exchanged $21,000 in consulting fees for common stock and none in the period ended June 30, 1996. During the first and second quarters of 1996, there was no operation activity in accounts receivable trade, inventory, and notes receivable trade. Accounts payable, trade increased by $14,180 during the period ended March 31, 1996 and decreased by ($3,627) during the period ended June 30, 1996. Deposits increased by $11,472 during the period ended June 30, 1996, primarily due to a security deposit placed on a new office in San Francisco which was subsequently occupied in July of 1996.

                 During the period ended March 31, 1996, new management assumed control of the Company. Also during the first quarter of 1996, general business activity levels were less than the similar period of 1995 and as a result the Company has fewer personnel members on the payroll. Accrued salaries for the period ended June 30, 1996 increased by $4,000 resulting in accrued salaries payable for the six months ended June 30, 1996 of $65,158. Accrued salaries payable for the reporting period ended June 30, 1995 increased by $66,785.

                 At June 30, 1995 and 1996 the Company had notes payable to shareholders of $115,000. During the period ended June 30, 1996 there notes were in default and a subsequent increase in applied interest payable for the respective periods increased from $3,625 to $4,375.

                 Accrued expenses for the period ended June 30, 1996 increased by $8,000 as a result of increased business activity compared to a decline in accrued expenses of ($7,552) for the similar period of 1995.

                 During March 1996, the Company entered into a consulting agreement with Coast Pacific Financial for assistance in market development and locating financing sources for sales and working capital. Coast Pacific Financial, of San Francisco, California, subsequently advanced $29,435 to the Company for service and operating funds during the period ended March 31, 1996 and an additional $21,411 for similar services during the period ended June 30, 1995.

PART II -- Other Information

           Not Applicable

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CASH CAN INCORPORATED
                                        --------------------------------------
                                                     (Registrant)

Date    October 16, 1996                /s/  ARTHUR E. JUHL
        ---------------------------     --------------------------------------
                                                     (Signature)
                                        Arthur E. Juhl
                                        President, Chief Executive Officer
                                        Acting Chief Financial Officer
                                        and Chairman