Form 10QSB
period 1996-09-30
CASH CAN INC
filed 1996-11-25
CIK 874758

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC  20549


                          FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                    For the period ended September 30, 1996

[  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     AND EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____________

               Commission File Number :  0-19851

                     CASH CAN INCORPORATED
(Exact name of small business issuer as specified in its charter)

          Delaware                                     75-2371682
     (State or other jurisdiction                      (IRS Employer
      of incorporation)                            Identification No.)


     2319 Noriega Street  San Francisco, California         94122
    (Address of principal executive offices)               (Zip code)


                         (415) 564-4770
                  (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,192,784 on September 30, 1996.

                      CASH CAN INCORPORATED
                  (A Development Stage Company)
                          Balance Sheets
            September 30, 1996 and December 31, 1 995
                           (Unaudited)

                              Assets

                                   September 30        December 31
                                        1996           1995
Current assets:

  Cash                               $   3,320        $      4,757
  Inventory                             50,000                   0
  Accounts receivable, trade,
  net of $88,480 allowance                   0                   0
  Advances to EDP, net of
  $21,141 allowance                          0                   0
  Advances to employees                 94,545               8,760
  Deposits                              17,097               5,625
  Deferred consulting (note 8)          36,000              36,000
                                       =======              ======
     Total current assets              200,962              55,142
                                       =======              ======

Property and equipment, at cost,
net of $42,827 and $36,606 of
accumulated depreciation,
respectively                            37,525              25,732
                                     ---------            --------

Other Assets:

Notes receivable, trade,
net of $105,000 allowance (note 3)           0                   0
Organizational costs, net of
accumulated amortization of 4,622
and 3,075, respectively                    515                2,052
Deferred consulting (note 8)           174,000              219,000
Intangible assets                          300                  300
                                       =======              =======
                                       174,815              221,352
                                       =======              =======
                                      $413,302              $302,226
                                      ========              =======

The accompanying notes are an integral part of these financial statements.

                            CASH CAN INCORPORATED
                        (A Development Stage Company)
                                Balance Sheets
                   September 30, 1996 and December 31, 1995
                                 (Unaudited)

                Liabilities and Stockholders' Equity (Deficit)

                                        September 30         December 31
                                            1996                1995

Current liabilities:

  Accounts payable, trade                  $84,642             74,419
  Withholding taxes payable                      0              3,484
  Accrued interest payable                  22,136             13,386
  Accrued expenses                          72,740             79,400
  Accrued salaries payable                  90,558             53,162
  Notes payable, stockholder (note 11)     115,000            115,000
  Consulting fees payable (note 8)         189,000            144,000
                                           -------            -------
      Total current liabilities            574,076            482,851

Consulting fees payable,
 net of current portion (note 8)           150,000            195,000
                                           -------            -------
Commitments and contingencies                 -                  -

Deferred revenue (note 6)                  200,000            200,000
                                           -------            -------

Preferred stock, redeemable,
$.0001 par value, 100,000 shares
issued and outstanding                     499,997            392,855
                                           -------            -------

Stockholders' equity deficit):

Common shares, 30,000,000 authorized;
$0.0001 par value; 18,192,784 and
8,446,356 shares issued and outstanding,
respectively                                  1,818                844
Paid in capital in excess of par          8,462,369          7,868,900
Notes receivable, common stock (note 3)  (2,289,226)        (2,289,226)
Deficit accumulated during
development stage                        (7,185,732)        (6,548,998)
                                         -----------        -----------
                                         (1,010,771)          (968,480)
                                         -----------        -----------
                                        $   413,302         $  302,226
                                        ===========         ==========


   The accompanying notes are an integral part of these financial statements.

                     CASH CAN INCORPORATED
                (A Development Stage Company)
                    Statement of Operations
         Quarters Ended September 30, 1996 and 1995
   And period August 8, 1 992 (inception) Through September 30, 1996
                        (Unaudited)

                         Quarters ended      Nine months ended    Inception
                          September 30         September 30        Through
                        1996        1995      1996       1995   Sept. 30, 1996
                        ------------------------------------------------------
Sales                   $  0        $ 0       $ 14,379   $ 40,000  $1,317,559
Cost of goods sold         0          0              0     21,750     821,686
                       ------       -----     --------   --------   ----------
Gross profit               0          0         14,379     18,250     495,873
                       ------       -----     --------   --------   ----------

Operating Expenses:

Salaries, benefits,
& P/R taxes             25,400      113,525     37,396     384,999   1,253,898
Rent                         0        6,502     22,694      34,225     286,136
Consulting &
professional fees      332,414       25,047    473,709     128,843   1,770,633
Selling & promotion      8,659          374     21,734      14,970     209,911
Depreciation               724        3,360      6,773      10,853      43,379
General &
administrative          35,568       40,308     74,634      91,118   1,043,014
Amortization               514          513      1,538       1,253      40,613
                       -------      -------     -------     -------  ---------
                       403,279      189,629     38,478     666,261   4,647,584

(LOSS) from operations(403,279)    (189,629)  (624,099)   (648,011) (4,151,711)

Other income
(expenses):

Interest income            148        4,879        489      95,743     141,988
Advertising income           0            0          0           0       4,007
Advertising credits
impairment (note 5)          0            0          0            0 (2,500,000)
Loss on investment
(note 4)                     0            0          0            0    577,500
Interest expense        (4,375)       2,125    (13,125)      (7,875)   (65,384)
                      ---------      -------   --------     --------  ---------
Net loss            $ (407,506)    (182,625)  (636,735)     (560,143)(7,185,733

Net loss per share  $    (0.04)    $  (0.03)  $  (0.07)     $  (0.06) $  (1.08)

The accompanying notes are an integral part of these financial statements.

                    Cash Can Incorporated
                (A Development Stage Company)
         Statement of Stockholders' Equity (Deficit)
    For Period From August 8, 1992 (Inception) to September 30, 1996
                        (unaudited)

                                                                      Deficit
                                                                    Accumulated
                                                                     During the
                      Common Stock     Paid in   Paid in Capital    Development
                    Shares     Amount  Capital   Notes Receivable      Stage
                    -----------------------------------------------------------

Balance at Aug.8
1992 (inception)

Recapitalization    21,000,000  $ 2,100  $  117,900  $              $
of Cash Can Inc.
Merger of Cash
Can Inc. & Market
Investments Inc.
at Dec. 31, 1992    16,500,000    1,650      (1,523)
Cancellation of
Shares             (14,857,500)   1,486       1,486
Net Loss                                                             (216,769)
                   -----------------------------------------------------------
Balance at
Dec. 31, 1992       22,642,500    2,264      117,863                  216,769

Cancellation of
Shares             (19,249,996)  (1,925)       1,925
Stock exchanged
Services                67,500        7           19
Stock Exchanged
for Intangible
Assets                 275,000       28          172
Issuance of Stock
for Cash                40,000        4       43,996
Accretion:
Redeemable
preferred stock                             (107,143)
Net Loss                                                            (1,095,527)
                    -----------------------------------------------------------
Balance, December
31, 1993             3,775,004      378       56,932                 1,312,296

Issuance of stock
for cash, other
assets, services
and repayment of
debt                1,113,535        10    6,772,125      (2,338,016)
Warrants exercised    580,000        58      289,942
Accretion:
redeemable
preferred stock                             (127,983)
Net Loss                                                              (937,199)
                    -----------------------------------------------------------
Balance December
31, 1994            5,468,539       546    6,976,143     (2,338,016)(2,249,495)

Issuance of stock
for cash, services
and repayment of
debt                2,877,817       288      985,623         48,790
Warrants exercied     100,000        10       49,990
Accretion:
redeemable
preffered stock                             (142,856)
Net Loss                                                            (4,299,503)
                    -----------------------------------------------------------
Balance, December
31, 1995            8,446,356       844     7,868,900    (2,289,226)(6,548,998)

Issuance of stock
for cash, services
and repayment of
debt                  150,000        15        20,620
Warrants Exercised    121,428        12        17,188
Accretion:
redeemable
preferred stock                               (35,714)
Net Loss                                                               (80,628)
                    -----------------------------------------------------------
Balance, March
31, 1996            8,717,784      871      7,870,994    (2,289,226)(6,629,626)

Issuance of
stock for cash
services and
repayment of debt   6,000,000     600         299,400
Accretion:
redeemalble
preferred stock                               (35,714)
Net Loss                                                              (148,601)
                   ------------------------------------------------------------
Balance, June
30, 1996           14,717,784   1,471       8,134,680    (2,289,226)(6,778,227)

Issuance of
Stock for cash
services and
repayment of debt   3,475,000     347         363,403
Accretion:
reddemable
preferred stock                               (35,714)
Net Loss                                                              (407,506)
                   ------------------------------------------------------------
Balance, September
30, 1996           18,192,784  $1,818      $8,462,368  $(2,289,226)$(7,185,733)
                   ============================================================


    The accompanying notes are an integral part of these financial statements

                   CASH CAN INCORPORATED
              (A Development Stage Company)
                 Statement of Cash Flows
       Quarters Ended September 30, 1996 and 1995
And Period August 8, 1992 (inception) Through September 30, 1 996
                      (Unaudited)




                                                             lnception
                                    September 30              Through
                                 1996          1995       Sept. 30, 1996
                              -----------------------------------------------

Cash flow, from investing
activities:
  Purchase of propeny
  & equipment                    (5,090)           0            (81,0751)
  Oganizational cost               (513)           0              (5,840)
  Advances to EDP                     0          687            (112,676)
  Advances to employees         (28,350)           0             (86,785)
  Acquisition of
  Intangible assets                   0            0                (300)
  Repayment of advances
  to employees                        0       (1,850)             (8,780)
                              --------------------------------------------
Net cash used by
investing activities            (33,953)      (1,163)           (294,236)
                              ============================================

Proceeds from financing
activities:
  Preeds from note payable             0           0             466,930
  Repayment of notes payable           0     (79,600)            (21,704)
  Redeemable convertible
  preferred stock ex hanged
  for assets                           0           0                 100
  Issuance of common stock       383,750     129,085           1,760,677
  Advances from CPF              (61,140)          0             (31,705)
  Advances from EDP                    0      43,862           1,010,871
                                ------------------------------------------
Net Cash provided by
financing activities             302,610      93,347           3,184,969
                                =========================================

Net Increase (decrease)
in Cash                         (146,927)    (10,045)                320

Cash at beginning of period      150,248        (516)                  0
                                -----------------------------------------
Cash at end of period          $   3,320   $  (10,581)        $    3,320
                               ==========================================

Supplemental disclosure of
cash flow information:

  Income tax paid              $    -       $     -           $       -
  Interest paid                $    -       $     -           $       -


    The accompanying notes are an integral part of these financial statements.

                   CASH CAN INCORPORATED
               (A Development Stage Company)
                  Statement of Cash Flows
       Quarters Ended September 30, 1996 and 1995
And Period August 8, 1 992 (inception) Through September 30, 1 996
                       (unaudited)


                                                                Inception
                                     September 30                 Through
                                 1996           1995          Sept. 30, 1996
                                ---------------------------------------------
Cash flows from operating
activities:
  Net Loss                      $ (407,505)     $ (188,876)     $(7,037,132)
                                ---------------------------------------------
Adjustments to reconcile
net loss to net cash used
in operating activities:

  Depreciation and
  amortization                       3,558           8,358           50,310
  Bad debt provision                     0               0          214,621
  Write off of prepaid
  advertizing                            0               0        2,500,000
  Write off of common
  stock investment                       0               0          577,500
  Consulting fees exhanged
  for common stock                       0               0          435,780
  (Increase) decrease in
  accounts receivable trade              0         (43,809)        (143,980)
  (increase) decrease in
  inventory                        (50,000)              0         (173,775)
  (increase) decrease in
  accrued interest receivable            0          (1,837)               0
  (Increase) decrease in
  deposits                               0               0          (17,097)
  (Incease) decrease in
  deferred expenses                 15,000          15,000         (210,000)
  (Increase) decrease in
  notes receivable, trade                0               0         (105,000)
  Increase (decrease) in
  accounts payable, trade            5,949         (51,504)         214,702
  Inrease (decrease) in
  withholding taxes payable              0          (2,296)               0
  Increase (decrease) in
  interest payable                       0           2,125           64,040
  Increase (decrease) in
  accrued expenses                 (10.000)          7,248          307,178
  Increase (decrease) in
  accrued salaries payable          25,400          25,306          (99,880)
  Increase (decrease) in
  consulting fees payable                0               0          415,000
  Increase (decrease) in
  deferred income                        0               0          255,500
                                  ------------------------------------------
     Total adjustments             (10,095)        (41,408)       4,274,899
                                  ------------------------------------------
     Net cash used for
     operating activities         (417,601)       (228,283)      (2,702,233)
                                  ==========================================

  The accompanying notes are an integral part of these financial statements.

                      CASH CAN INCORPORATED
                  (A Development Stage Company)
                     Statement of Cash Flows
           Quarters ended September 30, 1996 and 1 995
And Period August 8, 1992 (inception) Through September 30, 1996
                          (Unaudited)



                                                                Inception
                                       September 30              Through
                                  1996            1995        Sept. 30, 1996
                                ---------------------------------------------

Supplemental disclosure of
non-cash investing and
financing activities:

Issuance of common stock in
exchang for repayment of notes
payable and accrued interest,
including $290,000 upon the
exercise of warrant,              $       0       $  86,000      $2,862,530

Issuance of common stock
for notes receivable                      0               0       2,289,226

Issuance of common stock in
exchange for repayment of
advances from EDP                         0               0         920,380

Issuance of common stock in
exchange for consulting services    363,402          40,003         520,780

Issuance of common stock for
investment in common stock of ACI         0               0         577,500

Accretion of redeemable
preferred stock                      35,714          35,714         428,569

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

     The Company is engaged in recycling and marketing activities on a local, regional, and national level. The Company's first product is the Cash Can automated aluminum redemption center (hereinafter referred to as a "Cash Can"). Placed in locations convenient to the consumer, this attractive, patented machine accepts aluminum beverage cans and returns cash to the consumer on a per -can basis. It is a high-volume, large-capacity system which is computer-controlled and operates 24 hours a day, seven days a week.

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

     The financial statements included herein have been prepared by Cash Can Incorporated, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principals, have been condensed or omitted pursuant to such SEC rules and regulations, nevertheless, the Company that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes there to included in the Company's Annual Report. In the opinion of the management, all adjustments, including normally occurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements, and of the results of its operations for the period ended September 30, 1996 have been included.

Cash Incorproated
(A development Stage Company)
Notes to Unaudited Financial Statements


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

Inventory

     The Company values inventory at the lower of cost (first-in, first-out) or market. Inventory consists of parts and partially completed Cash Can units which are currently the only manufactured product of the Company. During 1993, the Company acquired the patent for production of such units and began manufacturing operations until mid 1995 when the manufacturing of the units was sub-contracted out. Inventory at December 31, 1994 represents raw materials of $55,986 and work in process of $101,917. During 1995, the Company charged to expense $161,942 of obsolete and unsalable inventory items, $123,775 of which related to old and disputed accounts payable, vendors (Note 11). At December 31, 1995 and June 30, 1996, the Company did not have any inventory. Two complete prototype units were purchased during the reporting period for $25,000 each and Beta tested in Atlanta.

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

Consulting services

     2,075,000 shares were issued and expensed for consulting services valued at 279,750 during the quarter ended September 30, 1996. During the quarter ended

Cash Can Incorporated
(A Development Stage Company)
Notes to Unaudtied Financial Statements


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

     During 1995, the realization of this investment became questionable and prior management of the Company attempted to cancel the transaction and return the shares in exchange for the return of its shares from ACI. The Company is now seeking the return of the ACI shares and the recovery of its investment. Accordingly, the Company adjusted the carrying value of its investment to $0, management's estimate of the net realizable fair value of this financial instrument at December 31, 1995 and September 30, 1996.

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

Cash Can Incorporated
(A Development Stage Company)
Notes to Unaudited Financial Statements

the Company.

     Pursuant to Statement of Position 93-7, the Company will expense advertising costs as incurred. As of December 31, 1995 and 1994, no advertising expenses have been incurred. Furthermore, no advertising cost has been incurred during the nine month period ended September 30, 1996.

     During 1995 the Company was not able to confirm these credits. In 1996 it was determined that the Company had been deceived when purchasing the credits. Presently, an investigation is being performed concerning the validity of the credits. Accordingly, the carrying value of the credits has been charged against income.

6.   DEFERRED REVENUES

     Deferred revenues at December 31, 1995 and 1994, consists of $0 and $40,000, respectively, in franchise deposits for the rights to operate a Cash Can aluminum redemption center and $200,000 and $225,000, respectively, in deposits on the purchase of individual Cash Can units. At September 30, 1996 deferred revenues for the purchase of units remained at $200,000.

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

Cash Can Incorporaated
(A Development Stage Company)
Notes to Unaudited Financial Statements

However, the Company decided it would be better to own the patent directly and manufacture the Cash Can units rather than pay royalties through the license agreement. Accordingly, during 1993 the Company acquired the patent for the manufacture of the Cash Can device from Gadar Industries, Inc. In exchange for the patent, the Company issued 100,000 shares of its non-participating, mandatory redeemable, convertible preferred stock and 125,000 of its unregistered common stock shares. The preferred shares and the patent were recorded at $100, the par value of the preferred shares, which approximates fair market value. The stock is redeemable by the Company at any time or may be converted by the holder into 1 share of common stock for each 2 shares of preferred held; however, redemption is mandatory at the end of seven years. Accretion of the redemption value of the preferred shares of $1,000,000 is provided for on the interest method over the seven year redemption period. For the years ended December 31, 1995 and 1994, accretion of the redemption value totaled $142,856 and $127,983, respectively and during the period ended September 30, 1996 the accretion of the redemption value totaled $35,714.

     The Company also entered into an agreement to purchase consulting services from Bill Rhodes, the president of Gadar Industries, Inc. The terms of the agreement provide for payments of $3,000 per month over a 24 month period and payments of $5,000 over the subsequent 60 month period. At December 31, 1995 and 1994, $255,000 and $309,000, respectively and at September 30,1996 $225,000 of the remaining payments are recorded as deferred consulting fees although the Company is investigating the validity of this agreement.

     In connection with the acquisition of the patent for production of Cash Can units, the Company also canceled its license agreement with Recycle Technologies, Inc. and acquired related trademark and trade secrets from Recycle Technologies, Inc. in exchange for 425,000 shares of common stock.
These assets have been valued at $200 and are recorded as intangible assets.

9.   LOSS PER SHARE AND STOCK SPLIT

     Loss per share amounts are based on the weighted average number of common stock shares and common stock equivalents outstanding (9,693,657, 5,468,539 and 4,624,159 for the periods ended September 30, 1996 and 1995 and from inception through September 30, 1996, respectively). For loss per share purposes, the net loss was increased by the accretion on redeemable preferred stock (Note 2). No effect has been given to the assumed exercise of stock warrants and fully diluted earnings per share amounts are not presented because the effects would be antidilutive.

     On March 8, 1993, the Company's Board of Directors effected a 3 for 1 stock split and on August 1, 1994 the Company's Board of Directors effected a 2 for 1 reverse stock split. The weighted average number of shares outstanding, per share amounts, common stock share and stock warrant data have been retroactively restated for all periods presented.

10.  COMMITMENTS AND CONTINGENCIES

Leases

     The Company conducts its operations from facilities in San Antonio, Texas and it leases various equipment under noncancellable operating leases, which expire through May 1996. For the years ended December 31, 1995 and 1994 and

Cash Can Incorproated
(A Development Stage Company)
Notes to Unaudited Financial Statements


for the period August 8, 1992 (inception) through December 31, 1995, rent expense under these leases totaled $48,343, $67,895 and $211,437, respectively.

     Minimum future rental payments required under the above operating leases are as follows.


                         Year Ending
                         December 31,                   Amount
                         1996                        $ 11,250
                         1997                           -
                         1998                           -
                                                     --------
                                                     $ 11,250


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

Cash Can Incorporated
(A Development Stage Company)
Notes to Unaudited Financial Statements

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

Cash Can Incorporated
(A Development Stage Company)
Notes to Unaudited Financial Statements

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

     Pursuant to Statement of Financial Accounting Standards No.
109, the Company has recognized a deferred tax asset in the amount of $2,226,000 which has been offset by a valuation allowance in the same amount, as follows:


                                                               Inception
                              Year Ended       Year Ended       through
                            Dec. 31, 1995    Dec. 31, 1994     Dec. 31, 1995
                            ------------------------------------------------
    Beginning balance       $   765,000      $ 446,000         $      -
    Increase during period    1,461,000        319,000          2,226,000
                            -------------------------------------------------
    Ending balance          $ 2,226,000      $ 765,000         $2,226,000


13.  STOCK WARRANTS

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

     The following is a schedule of the activity relating to the Company's stock warrants:


                                                              Inception
                                                               through
                                   1995         1994         Dec. 31, 1995
                                   ---------------------------------------
     Warrants outstanding at
        beginning of year            425,000      595,000            -

     Warrants issued during year:
       Officers and directors            -         50,000       230,000
       EDP (Note 11)                     -              -        50,000
       Others                      1,427,500      360,000     2,052,500

   Warrants exercised during year:
       Officers and directors              -   (  180,000)     (180,000)
       EDP                                 -   (  150,000)     (150,000)
       Others                       (300,000)  (  250,000)     (550,000)

     Warrants expired during year   ( 85,000)           -      ( 85,000)
                                   -------------------------------------
     Warrants outstanding at end
        of year                    1,467,500      425,000     1,467,500
                                   ====================================


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

Accounts receivable, trade

Cash Can Incorporated
(A Development Stage Company)
Notes to Financial Statements

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

15.  OTHER EVENTS

     In April, 1996, an option to purchase preferred stock shares of the Company was issued to Coast Pacific, Inc. of San Francisco, California, at a per share price equal to 60% of the trading price of the Company's common stock. In May, 1996, the Company issued 6,000,000 shares of its common stock for $300,000 cash.

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

    As of February, 1996, the new management representing the Company is also involved in negotiations with PAG to provide financing for the construction of additional reverse vending machines ("RV"). The construction would occur in Argentina where PAG would build and own a manufacturing plant and would be in charge of selling the RV machines to local customers under an arrangement whereby the Company would receive a royalty of approximately $3,000-$4,000 per unit plus a to be negotiated percentage of advertising income derived from advertising placed on the units. There can be no assurance that these negotiations will result in a binding contract or that such contract will be upon the terms described herein.

     Subsequent to March 31, 1996, the Company entered into a marketing and licensee agreement with Pacific Atlantic Group ("PAG"). PAG is currently conducting research and development activity in order to facilities the design of a Cash Can unit which will applied to a large target market segment. Due to financing and specific site requirement for the physical placement of a Cash Can unit, many potential customers were precluded. PAG is working to overcome these huddles. The result is anticipated by management to be a product which will allow the Company to receive licensee fees and royalties and furthermore resulting in a reducd level of business risk to the Company. This may be achieved by eliminating the Company's need to secure working capital and manufacturing assets while allowing the Company to continued with marketing activities.


      LIQUIDITY AND CAPITAL RESOURCES

        As a development stage company, a siglnificant amount of the funds utilized by the Company were from financing activities. The Company does not have any line of credit or other financing arrangements with any financial institutions. During the quarter ended March 31, 1996, the Company relied upon debt and equity funds to sustain business operations. As such, the Company resources of external financing are and have been limited.

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

         The Company, intends to cover short term cash needs through short term debt, account payable, financing and possible sales and/or licensing of proprietary technology. Subsequent to March 31, 1996, the Company has been involved in negotiations with parties whose intent is to secure the sale and placement of Cash Can units or utilize the licensee of components of Cash Can owned technologies to benefit the Company. The Company may receive license and royalty fees. Recognition of revenue from sales and license agreements is dependent upon the partners ability to obtain sales and/or advertising contracts. While pursuing additional financing, the Company must continue to operate on limited cash flow.

    During March 31, 1996 period, the Company entered into a consulting agreement with Coast Pacific Financial for assistance in market development and locating financing sources for sales and working capital. CPF subsequently advanced $29,435 to the Company for services and operating funds.

          During the quarter ended March 31, 1996, the Company sold two units which were placed in the Springfield, Missouri metro area. These units were repossessed from an operator in Salt Lake, Utah who failed to fulfill the purchase agreements. The units were partially complete and held at no inventory value as the Company had no valuation basis for a true market value for repossessed and/or used Cash Can units, as such, there was no cost of goods sold on the sale of $14,000. In this quarter ended September 30, 1995, the Company has no sales of units.

     The Company had a net loss from operating activities of ($407,506) for the period ended September 30, 1996 as compared to an operating loss of ($182,625) for the similar period of 1995. Depreciation decreased significantly during the quarter ending September 30, 1996 from the prior period in 1995 due to disposal of equipment. During the period ended September 30, 1996, the Company exchanged $279,750 in consulting and professional fees for common stock as compared to $21,000 during the similar period in 1995.

     During the period ended June 30, 1996, new management assumed control of the Company, also during this period, the general business activity level was less than the similar period of 1995. As a result the Company had fewer employees and officers on the payroll. Salaries, benefits and payroll taxes were approximately $25,000 as compared to $113,525 from the similar quarter in 1995. Selling and promotion expenses were $8,659, compared to 1995 similar quarter of $374, due to the company undertaking a new marketing campaign.

    The Company had an increase of $50,000 in Inventory from a prior period sale of two units during 1996 purchased for the Olympic games in Atlanta, Georgia. There was also an increase in Advances to Employees from year end 1995 to September 30, 1996.

     Another material change resulting from the decreased level of business activities during the comparable periods ended September 30, 1996 and 1995 which is contributed by accrued expenses. Accrued expense increased by $10,000 during the 1996 period due to a reclassification to accounts payable from a prior period.

    PART II  -  OTHER INFORMATION

    NOT APPLICABLE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of November, 1996

CASH CAN INCORPORATED

By: /s/Arthur E. Juhl/
   Arthur E. Juhl
   President and
   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                       Title                    Date

Arthur E. Juhl                  President and            November 18, 1996
                                Chief Executive Officer

Peter P. Bolles                 Chief Financial Officer  November 18, 1996
