Form 10-Q/A
period 1996-09-30
CASH CAN INC
filed 1997-01-10
CIK 874758

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   3-MOS                   9-MOS                   9-MOS
[FISCAL-YEAR-END]                          DEC-31-1996             DEC-31-1995             DEC-31-1996             DEC-31-1995
[PERIOD-END]                               SEP-30-1996             SEP-30-1995             SEP-30-1996             SEP-30-1995
[CASH]                                         $3,3202                 $4,7579                 $3,3202                 $4,7579
[SECURITIES]                                        $0                      $0                      $0                      $0
[RECEIVABLES]                                  $88,480                      $0                 $88,480                      $0
[ALLOWANCES]                                $(109,621)                      $0              $(109,621)                      $0
[INVENTORY]                                    $50,000                      $0                 $50,000                      $0
[CURRENT-ASSETS]                              $200,962                 $55,142                $200,962                 $55,142
[PP&E]                                         $80,352                 $62,338                 $80,352                 $62,338
[DEPRECIATION]                                 $42,827                 $36,606                 $42,827                 $36,606
[TOTAL-ASSETS]                                $413,302                $302,226                $413,302                $302,226
[CURRENT-LIABILITIES]                         $574,076                $482,851                $574,076                 482,851
[BONDS]                                             $0                      $0                      $0                      $0
[PREFERRED-MANDATORY]                               $0                      $0                      $0                      $0
[PREFERRED]                                   $499,997                $392,855                $499,997                $392,855
[COMMON]                                        $1,818                    $844                  $1,818                    $844
[OTHER-SE]                                $(1,012,589)              $(969,324)            $(1,012,589)              $(969,324)
[TOTAL-LIABILITY-AND-EQUITY]                  $413,302                $302,226                $413,302                $302,226
[SALES]                                             $0                      $0                 $14,379                 $40,000
[TOTAL-REVENUES]                                    $0                      $0                 $14,379                 $40,000
[CGS]                                               $0                      $0                      $0                 $21,750
[TOTAL-COSTS]                               $(403,279)              $(189,629)              $(638,478)              $(666,261)
[OTHER-EXPENSES]                                  $148                  $4,879                    $489                 $95,743
[LOSS-PROVISION]                                    $0                      $0                      $0                      $0
[INTEREST-EXPENSE]                            $(4,375)                  $2,125               $(13,125)                $(7,875)
[INCOME-PRETAX]                             $(407,506)              $(182,625)              $(636,735)              $(560,143)
[INCOME-TAX]                                        $0                      $0                      $0                      $0
[INCOME-CONTINUING]                                 $0                      $0                      $0                      $0
[DISCONTINUED]                                      $0                      $0                      $0                      $0
[EXTRAORDINARY]                                     $0                      $0                      $0                      $0
[CHANGES]                                           $0                      $0                      $0                      $0
[NET-INCOME]                                $(407,506)              $(182,625)              $(636,735)              $(560,143)
[EPS-PRIMARY]                                  $(0.04)                 $(0.03)                 $(0.07)                 $(0.06)
[EPS-DILUTED]                                  $(0.04)                 $(0.03)                 $(0.07)                 $(0.06)