Form 10-Q/A
period 1996-09-30
CASH CAN INC
filed 1997-01-10
CIK 874758

SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549

                       Form 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the period ended September 30, 1996

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to ________

               Commission File Number: 0-19851

                     CASH CAN INCORPORATED
(Exact name of small business issuer as specified in its charter)

          Delaware                                     75-2371682
     (State or other jurisdiction                     (IRS Employer
      of incorporation)                             identification No.)

    2319 Noriega Street, San Francisco, California      94122
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

EXHIBIT 27

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